Form 10-Q
period 2018-09-30
Megalith Financial Acquisition Corp
filed 2018-11-14
CIK 1725872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File No. 001-38633

MEGALITH FINANCIAL ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	82-3410369
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1345 Avenue of the Americas New York, NY	10105
(Address of Principal Executive Offices)	(Zip Code)

(212) 235-0430
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☐	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of November 14, 2018, there were 16,928,889 shares of the Company’s Class A common stock issued and outstanding and 4,232,222 shares of the Company’s Class B common stock issued and outstanding.

MEGALITH FINANCIAL ACQUISITION CORPORATION

i

Megalith Financial Acquisition Corp.

BALANCE SHEETS

	As of September 30, 2018	As of December 31, 2017
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$1,556,065	$609
Prepaid expenses and other assets	82,493	-

Total current assets	1,638,558	609

OTHER ASSETS
Marketable securities held in trust account	171,223,302	-
Deferred offering costs	-	81,387

Total other assets	171,223,302	81,387

TOTAL ASSETS	$172,861,860	$81,996

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$230,719	$24,037
Income taxes payable	50,720	0
Franchise taxes payable	200,000	0
Note payable to Sponsor	-	2,000
Due to affiliates	-	32,726

Total current liabilities	481,439	58,763

LONG TERM LIABILITIES
Deferred underwriting fee payable	6,771,556	-

Total long term liabilities	6,771,556	-

Total liabilities	7,252,995	58,763

COMMITMENTS AND CONTINGENCIES
Class A common stock subject to possible redemption, $0.0001 par value, 15,901,867 and 0 shares at redemption value of $10.10 per share at September 30, 2018 and December 31, 2017, respectively.	160,608,857	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock; $0.0001 par value; 100,000,000 shares authorized; 1,027,022 and 0 shares issued and outstanding (excluding 15,901,867 and 0 shares subject to possible redemption) as of September 30, 2018 and December 31, 2017, respectively.	103	-

Class B Common Stock; $0.0001 par value; 10,000,000 shares authorized; 4,232,222 and 4,312,500 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively.	423	431
Additional paid-in capital	5,129,074	24,569
Accumulated deficit	(129,592)	(1,767)

Total stockholders’ equity	5,000,008	23,233

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$172,861,860	$81,996

The accompanying notes are an integral part of these unaudited financial statements

Megalith Financial Acquisition Corp.

STATEMENTS OF OPERATIONS

	For the three months	For the nine months
	ended	ended
	September 30, 2018	September 30, 2018
	(unaudited)	(unaudited)

OPERATING EXPENSES
General and administrative	$21,614	$23,243
Support services - related party	95,385	95,385

Total expenses	116,999	118,628

OTHER INCOME (EXPENSE)
Franchise tax	(200,000)	(200,000)
Interest income on investments held in Trust Account	241,523	241,523

Total other income	41,523	41,523

LOSS BEFORE PROVISION FOR INCOME TAXES	(75,476)	(77,105)

Income tax expense	50,720	50,720

NET LOSS	$(126,196)	$(127,825)

Weighted average shares outstanding of Class A common stock	15,542,500	15,542,500
Basic and diluted net loss per share, Class A	$(0.00)	$(0.00)

Weighted average shares outstanding of Class B common stock	4,232,222	4,232,222
Basic and diluted net loss per share, Class B	$(0.03)	$(0.03)

The accompanying notes are an integral part of these unaudited financial statements

Megalith Financial Acquisition Corp.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2018 (unaudited)

	Common stock				Additional		Total
	Class A		Class B		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance, December 31, 2017	-	$-	4,312,500	$431	$24,569	$(1,767)	$23,233

Sale of Units in Initial Public Offering	16,928,889	1,693	-	-	169,287,197	-	169,288,890

Sale of private placement warrants	-	-	-	-	6,945,778	-	6,945,778

Forfeiture of shares of Class B common stock	-	-	(80,278)	(8)	8	-	-

Underwriting fees and offering costs	-	-	-	-	(10,521,211)	-	(10,521,211)

Change in shares subject to redemption	(15,901,867)	(1,590)	-	-	(160,607,267)	-	(160,608,857)

Net loss	-	-	-	-	-	(127,825)	(127,825)

Balance, September 30, 2018	1,027,022	$103	4,232,222	$423	$5,129,074	$(129,592)	$5,000,008

The accompanying notes are an integral part of these unaudited financial statements

Megalith Financial Acquisition Corp.

STATEMENTS OF CASH FLOWS

For the nine months
ended
September 30, 2018
(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(127,825)
Adjustments to reconcile net loss to net cash provided by operating activities:
Interest earned in Trust Account	(241,523)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(82,490)
Income taxes payable	50,720
Franchise taxes payable	200,000
Accounts payable	206,682

Net cash flows provided by operating activities	5,564

CASH FLOWS FROM INVESTING ACTIVITIES
Cash remitted to Trust Account	(170,981,779)

Net cash flows used in investing activities	(170,981,779)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of private placement warrants	6,945,778
Proceeds from Initial Public Offering	169,288,890
Payment of underwriter compensation	(3,192,889)
Payment of offering costs	(475,382)
Repayment of amounts due to affiliates	(32,726)
Proceeds from Sponsor note	105,500
Repayment of Sponsor note	(107,500)

Net cash flows provided by financing activities	172,531,671

NET INCREASE IN CASH	1,555,456

CASH, BEGINNING OF PERIOD	609

CASH, END OF PERIOD	$1,556,065

Supplemental disclosure of noncash activities:
Change in value of Class A common stock subject to possible redemption	$160,608,857
Deferred underwriters’ commissions payable charged to additional paid-in capital in connection with the public offering	$6,771,556
Forfeiture of shares of Class B Common Stock	$8

The accompanying notes are an integral part of these unaudited financial statements

MEGALITH FINANCIAL ACQUISITION CORP.
NOTES TO THE FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Megalith Financial Acquisition Corp. (the “Company”) was incorporated in Delaware on November 13, 2017. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus its search on the financial technology and the financial services sectors. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of September 30, 2018, the Company had not commenced any operations. All activity through September 30, 2018 relates to the Company’s formation and Initial Public Offering, which is described below, and since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the Initial Public Offering. The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on August 23, 2018. On August 28, 2018, the Company consummated the Initial Public Offering of 15,000,000 units (“Units”) with respect to the Class A Common Stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $150,000,000, which is discussed in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,560,000 warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Company’s sponsor, MFA Investor Holdings, LLC ($5,810,000) (the “Sponsor”) and Chardan Capital Markets, LLC ($750,000) (“Chardan”), generating gross proceeds of $6,560,000, which is described in Note 4.

Offering costs for the Initial Public Offering amounted to $9,556,766, consisting of $3,000,000 of underwriting fees, $6,000,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $556,766 of other costs. In addition, $1,785,062 of cash was held outside of the Trust Account and is available for working capital purposes. As described in Note 5, the $6,000,000 deferred underwriting fee payable is contingent upon the consummation of a Business Combination by May 28, 2020, subject to the terms of the underwriting agreement.

Following the closing of the Initial Public Offering on August 28, 2018, an amount of $151,500,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a trust account (“Trust Account”) and may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

On September 21, 2018, the Company consummated the closing of the sale of 1,928,889 additional Units upon receiving notice of the underwriter’s election to partially exercise its overallotment option (“Overallotment Units”), generating additional gross proceeds of $19,288,890 and incurring additional offering costs of $964,445 in underwriting fees which were partially deferred until the completion of the Company’s initial business combination. Simultaneously with the exercise of the overallotment, the Company consummated the Private Placement of an additional 385,778 Private Placement Warrants to the Sponsor, generating gross proceeds of $385,778.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide its holders of the outstanding shares of its Class A Common Stock, par value $0.0001 (“Class A Common Stock”), sold in the Initial Public Offering (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares (as defined above) upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.10 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) have agreed to vote its Founder Shares (as defined in Note 4) and any Public Shares held by them in favor of approving a Business Combination. In addition, the Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A Common Stock sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “Initial Stockholders”) have agreed not to propose an amendment to the Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Stockholders with the opportunity to redeem their shares of Class A Common Stock in conjunction with any such amendment.

If the Company is unable to complete a Business Combination by May 28, 2020, 21 months from the closing of the Initial Public Offering (“Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.10 per shares held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not included all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying financial statements include all adjustments, consisting of a normal and recurring nature, which are necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented.

The accompanying unaudited financial statements should be read in conjunction with the Company’s final prospectus as filed with the SEC on August 10, 2018, as well as the Company’s Form 8-K, as filed with the SEC filed on September 4, 2018 and the Company’s Form 8-K, as filed with the SEC filed on September 27, 2018. The interim results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results expected for the year ended December 31, 2018 or for any future interim period.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2018.

Cash held in Trust Account

At September 30, 2018, the assets held in the Trust Account were held in U.S Treasury Bills.

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2018, 15,901,867 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering Costs

Offering costs consist principally of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $9,556,766 were charged to stockholders’ equity upon the completion of the Initial Public Offering and an additional $964,445 were charged to stockholders’ equity upon the underwriter’s partial exercise of the over-allotment.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2018 and December 31, 2017, the Company has not experienced losses on this accounts and management believes the Company is not exposed to significant risks on such account.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Net Income Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering, the Private Placement sold simultaneous with the Initial Public Offering to purchase an aggregate of 6,560,000 shares of Class A common stock, or the additional 385,778 Private Placement Warrants sold in connection with the underwriter’s partial exercise of the over-allotment option in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the periods.

The Company’s condensed statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A common stock outstanding since the initial issuance. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the periods.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the balance sheet carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts were accrued for the payment of interest and as of September 30, 2018 or December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the year’s income taxable for federal and state income tax reporting purposes. Total tax provision may differ from the statutory tax rates applied to income before provision for income taxes due principally to expenses charged which are not tax deductible.

The total provision for income taxes is comprised of the following:

	Three months ended September 30, 2018	Nine months ended September 30, 2018	December 31, 2017
Current expense	$50,720	$50,720	$-
Deferred expense	(66,570)	(66,912)	371
Change in valuation allowance	66,570	66,912	(371)

Total income tax expense	$50,720	$50,720	$-

The net deferred tax assets and liabilities in the accompanying balance sheets included the following components:

	Three months ended September 30, 2018	Nine months ended September 30, 2018	December 31, 2017
Deferred tax assets	$66,570	$66,912	$371
Deferred tax liabilities	-	-	-
Valuation allowance for deferred tax assets	(66,570)	(66,912)	(371)

Net deferred tax assets	$-	$-	$-

The deferred tax assets as of September 30, 2018 and December 31, 2017 were comprised of the tax effect of cumulative temporary differences as follows:

	Three months ended September 30, 2018	Nine months ended September 30, 2018	December 31, 2017
Capitalized expenses before business combination	$66,570	$66,912	$371
Valuation allowance for deferred tax assets	(66,570)	(66,912)	(371)

Total	$-	$-	$-

As of September 30, 2018 and December 31, 2017, a valuation allowance was established related to the net deferred tax assets because management was unable to determine it was more likely than not, that these deferred tax assets may not be realized based upon recent periods of accumulated losses and future income tax projections.

Recent Accounting Pronouncements

In July 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): Part I. Accounting for Certain Financial Instruments with Down Round Features; Part II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Also, entities must adjust their basic Earnings Per Share (“EPS”) calculation for the effect of the down round provision when triggered (that is, when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature). That effect is treated as a dividend and as a reduction of income available to common stockholders in basic EPS. An entity will also recognize the effect of the trigger within equity. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company anticipates its first presentation of changes in stockholders’ equity, in accordance with the new guidance, will be included in its Form 10-Q for the quarter ended March 31, 2019.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering and Private Placement

Pursuant to the Initial Public Offering, the Company sold 15,000,000 units at a price of $10.00 per Unit. Each Unit consists of one share of Class A Common Stock (such shares of Class A Common Stock included in the Units being offered, the “Public Shares”), and one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustment (see Note 6).

Note 4 — Related Party Transactions

Founder Shares

On November 13, 2017, the Sponsor purchased 4,312,500 shares (the “Founder Shares”) of the Company’s Class B Common Stock, par value $0.0001 (“Class B Common Stock”) for an aggregate price of $25,000. The Founder Shares will automatically convert into shares of Class A Common Stock at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described in Note 6. Holders of Founder Shares may also elect to convert their shares of Class B Common Stock into an equal number of shares of Class A Common Stock, subject to adjustment, at any time. The Sponsor agreed to forfeit up to 562,500 Founder Shares to the extent that the 45-day over-allotment option was not exercised in full by the underwriters. Since the underwriters exercised the over-allotment option in part, the Sponsor forfeited 80,278 Founder Shares on September 21, 2018. The Founder Shares forfeited by the Sponsor were cancelled by the Company. The Sponsor agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Common Stock for cash, securities or other property.

Private Placement Warrants

Concurrently with the closing of the Initial Public Offering, the Sponsor and Chardan purchased an aggregate of 6,560,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant (5,810,000 by the Sponsor and 750,000 by Chardan) for an aggregate purchase price of $6,560,000. Each whole Private Placement Warrant is exercisable for one whole share of Class A Common Stock at a price of $11.50 per share (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of equity or equity-linked securities). Concurrently with the underwriter’s partial exercise of the over-allotment, the Company consummated a private sale of an additional 385,778 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Unit generating gross proceeds of $385,778. The proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering and the underwriter’s partial exercise of the over-allotment are held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants are non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. In addition, for as long as the Private Placement Warrants are held by Chardan or its designees or affiliates, they may not be exercised after five years from the effective date of the registration statement for the Initial Public Offering.

The Sponsor and Chardan and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Registration Rights

The holders of Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans, if any, are entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A Common Stock) pursuant to a registration rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights.

The holders of Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans will not be able to sell these securities until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Loans

On November 27, 2017, the Sponsor had agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note, amended and restated on June 30, 2018 (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2018 or as soon as practical after the Initial Public Offering. The Company fully repaid these amounts to the Sponsor in September 2018.

Due to affiliates

In conjunction with the formation of the Company, affiliates of the Sponsor paid $32,726 of organizational and deferred offering costs on behalf of the Company. The Company fully repaid these amounts to the affiliates in September 2018.

Support Services

The Company will pay an entity affiliated with the President a fee of approximately $16,667 per month until the earlier of the consummation of the Business Combination or liquidation, as well as a bonus of $78,000 which was paid out after the successful completion of the Initial Public Offering.

The Company presently occupies office space provided by an affiliate of the Sponsor. The affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain administrative and support services, available to the Company, as may be required by the Company from time to time. The Company will pay the affiliate an aggregate of $2,000 per month for such office space, administrative and support services. The Company expensed a total of $2,000 during the three and nine months ended September 30, 2018.

Note 5 — Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans, if any, are entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A Common Stock) pursuant to a registration rights agreement dated August 23, 2018. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments at the Initial Public Offering price less the underwriting discounts and commissions. On September 21, the underwriters exercised a partial exercise of their overallotment option and purchased 1,928,889 units at a purchase price of $10.00 per unit.

The underwriters were paid a cash underwriting discount of $0.20 per unit, or $3 million in the aggregate at the closing of the Initial Public Offering and $192,889 in conjunction with the underwriters’ partial exercise of its overallotment option. In addition, the underwriters are entitled to a deferred underwriting commissions of $0.40 per unit, or $6 million in the aggregate from the closing of the Initial Public Offering and $771,556 from the underwriters’ partial exercise of its overallotment option will be payable to the underwriters. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 6 — Stockholders’ Equity

Common Stock

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. At September 30, 2018, there were 1,027,022 (excluding 15,901,867 shares of Class A Common Stock subject to possible redemption) shares of Class A Common Stock issued and outstanding. As of December 31, 2017, there were 0 shares of Class A Common Stock issued and outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders of Class B Common Stock are entitled to one vote for each share. As of September 30, 2018, there were 4,232,222 shares of Class B Common Stock outstanding after giving effect to the forfeiture of 80,278 shares to the Company by the Sponsor for no consideration since the underwriters’ 45-day over-allotment option was not exercised in full, so that the Initial Stockholders collectively own 20% of the Company’s issued and outstanding Common Stock after the Initial Public Offering. As of December 31, 2017, there were 4,312,500 shares of Class B Common Stock outstanding.

Holders of Class A Common Stock and Class B Common Stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

The shares of Class B Common Stock will automatically convert into shares of Class A Common Stock at the time of the initial Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A Common Stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which shares of Class B Common Stock shall convert into shares of Class A Common Stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B Common Stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A Common Stock issuable upon conversion of all shares of Class B Common Stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of Common Stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A Common Stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company).

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As September 30, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Warrants - The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the sixtieth (60th) day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company may call the Public Warrants for redemption (except with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the last reported closing price of the shares equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

In addition, except in the case of the Private Placement Warrants purchased by Chardan, if (x) we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial Business Combination at an issue price or effective issue price of less than $9.50 per share of Class A Common Stock (with such issue price or effective issue price to be determined in good faith by our board of directors), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial Business Combination, and (z) the volume weighted average trading price of our Class A Common Stock during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial Business Combination (such price, the “Market Value”) is below $9.50 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Value, and the $24.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 240% of the Market Value.

Note 7 — Trust Account and Fair Value Measurement

The Trust Account can be invested in U.S. government securities, within the meaning set forth in the Investment Company Act, having a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

The Company’s amended and restated certificate of incorporation provide that, other than the withdrawal of interest to pay income taxes and up to $100,000 of interest to pay dissolution expenses if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of Public Shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination within the Combination Period or (iii) the redemption of 100% of the Public Shares if the Company is unable to complete a Business Combination within the Combination Period.

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2018	December 31, 2017
Assets:
Marketable securities in Trust Account	1	$171,223,302	$0

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements available to be issued.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Megalith Financial Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to MFA Investor Holdings LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for the Initial Public Offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed in November 2017 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our business combination using cash from the proceeds of our Initial Public Offering and the Private Placement, our securities, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

The issuance of additional shares of common stock or preferred stock:

●	may significantly dilute the equity interest of our investors, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one to one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of common stock if we issue preferred shares with rights senior to those afforded to our common stock;

●	could cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our securities.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after our business combination are insufficient to pay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain additional financing if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our initial business combination plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 13, 2017 (date of inception) through September 30, 2018) were organizational activities, efforts relating to the Initial Public Offering, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash marketable securities held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combination candidates.

For the three and nine months ended September 30, 2018, we had a net loss of $(126,196) and $(127,825), respectively, which consists of operating costs of $116,999 and $118,628, respectively, franchise taxes of $200,000 for each period, respectively, and income tax expense of $50,720 for each period, respectively offset by interest income on marketable securities held in the Trust Account of $241,523 and $241,523, respectively.

Liquidity and Capital Resources

A total of $170,981,779, (or $10.10 per Unit) comprised of $164,036,001 of the proceeds from the IPO (including the Over-Allotment Units) and $6,945,778 of the proceeds of the sale of the Private Placement Warrants, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. Related transaction costs amounted to $10,521,211, consisting of $3,192,889 of underwriting fees, $6,771,556 of deferred underwriting commissions payable (which are held in the Trust Account) and $556,766 of Initial Public Offering costs. As of September 30, 2018, $1,556,065 of cash was held outside of the Trust Account and was available for working capital purposes, including paying business, legal and accounting due diligence costs on prospective acquisitions and continuing general and administrative expenses.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which shall be net of taxes payable and excluding deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay franchise and income taxes. We expect the interest earned on the amount in the trust account will be sufficient to pay our income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to acquire a company with an enterprise value significantly above the net proceeds of this offering and the sale of the private placement warrants. Depending on the size of the transaction we may potentially utilize several additional financing sources, including but not limited to the issuance of additional securities to the sellers of a target business, debt issued to bank or other lenders or the owners of the target, a private placement to raise additional funds, or a combination of the foregoing. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations and working capital needs.

Off-balance sheet financing arrangements

As of September 30, 2018, we did not have obligations, assets or liabilities which would be considered off-balance sheet arrangements as defined in Item 303(a)(4)(ii). We are not a party to any transaction that creates relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Contractual obligations

As of September 30, 2018, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the deferred underwriter commission discussed above, payment to an entity affiliated with the President a fee of approximately $16,667 per month until the earlier of the consummation of the Business Combination or liquidation, as well as a bonus of $78,000 which was paid out after the successful completion of the Initial Public Offering, and an agreement to pay the sponsor a monthly fee of $2,000 for office space, utilities and administrative support provided to the Company. We began incurring these fees on August 24, 2018 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination or the Company’s liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has not identified any critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The net proceeds of the Initial Public Offering and the sale of the Private Warrants held in the Trust Account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on August 24, 2018 except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated August 23, 2018, by and between the Company and Chardan Capital Markets, LLC, as representatives of the several underwriters. (1)
4.1	Warrant Agreement, dated August 23, 2018, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
10.1	Letter Agreement, dated August 23, 2018, by and among the Company, its officers, directors and MFA Investor Holdings LLC. (1)
10.2	Investment Management Trust Agreement, dated August 23, 2018, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated August 23, 2018, by and among the Company, MFA Investor Holdings LLC and the holders party thereto. (1)
10.4	Administrative Services Agreement, dated August 23, 2018, by and between the Company and MFA Capital Management LLC. (1)
10.5	Amended and Restated Private Placement Warrants Purchase Agreement, dated August 23, 2018, by and between the Company and Chardan. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished.

(1) Incorporated by reference to our Current Report on Form 8-K filed on August 29, 2018

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEGALITH FINANCIAL ACQUISITION CORP.

Date: November 14, 2018	/s/ Sam Sidhu
Sam Sidhu
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2018	/s/ Philip Watkins
Philip Watkins
Chief Financial Officer
(Principal Financial and Accounting Officer)