Form 10-K
period 2018-12-31
Megalith Financial Acquisition Corp
filed 2019-04-01
CIK 1725872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-38633

MEGALITH FINANCIAL ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	82-3410369
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

535 5th Ave, 29th Floor New York, NY 10017	22066
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 235-0430

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Class A Common Stock, par value $0.0001 per share	The New York Stock Exchange
Warrants to purchase one share of Class A Common Stock	The New York Stock Exchange
Units, each consisting of one share of Class A Common Stock and one Warrant	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units began trading on The New York Stock Exchange on August 24, 2018 and the registrant’s shares of Class A common stock and warrants began trading on The New York Stock Exchange on September 21, 2018. The aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for our Class A common stock on December 31, 2018, as reported on The New York Stock Exchange, was $164.2 million.

As of March 28, 2019, there were 16,928,889 shares of Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”) and 4,232,222 shares of the Company’s Class B common stock, par value $0.0001 per share (“Class B Common Stock”), of the registrant issued and outstanding.

Documents Incorporated By Reference – None.

i

Unless otherwise stated in this annual report on Form 10-K, references to:

●	“founder shares” are to our shares of Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and our shares of Class A common stock issued upon the conversion thereof as provided herein;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	“management” or our “management team” are to our officers and directors;

●	“Chardan” are to Chardan Capital Markets, LLC, the representative of the underwriters in our initial public offering;

●	“private placement warrants” are to the warrants issued to our sponsor and Chardan in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to our shares of Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and to any private placement warrants or warrants issued upon conversion of working capital loans that are sold following the consummation of our initial business combination to third parties that are not initial purchasers or executive officers or directors (or permitted transferees);

●	“sponsor” are to MFA Investor Holdings LLC, a Delaware limited liability company which is controlled by certain members of our management team;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants and working capital warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or executive officers or directors (or their permitted transferees); and

●	“we,” “us,” “company” or “our company” are to Megalith Financial Acquisition Corp.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	failure to maintain the listing on, or the delisting of our securities from, NYSE or an inability to have our securities listed on NYSE or another national securities exchange following our initial business combination;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.

iii

PART I

Item 1.	Business

Overview

We are an early stage blank check company incorporated as a Delaware corporation in November 2017 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. We have generated no operating revenues to date and we will not generate operating revenues until we consummate our initial business combination.

Since our initial public offering, we have concentrated our search on companies in the financial services industry or businesses providing technological services to the financial industry, commonly known as fintech businesses. We have employed a pro-active acquisition strategy focused on identifying potential business combination targets within both the fintech and financial services industries that are fundamentally sound, but where we believe we can be a catalyst to accelerating growth. Our acquisition strategy seeks to capitalize on the significant financial services, financial technology, banking, M&A, operational expertise, and contacts of both our management team and our board. Our management team’s ability to add value from both an operating and a financing perspective has been a key driver of past performance and we believe will continue to be central to its differentiated acquisition strategy. We believe that the long track record of our Executive Chairman in leading publicly traded companies, as well as the track records of the other members of our management team, will be a key differentiator for potential combination targets. We also believe that the past experiences of our management team and board in successfully building and scaling multiple businesses that grew into multi-billion dollar companies is another key differentiator that will be viewed favorably by potential business combination targets. We believe that our management team is a unique combination of investors and executive operators that are well positioned to identify acquisition opportunities through their relationships in the fintech, financial services, and banking industries, with private equity and venture capital firms, with management teams in the fintech, financial services, and banking industries, and with investment bankers who we believe are likely to provide us with potential combination targets.

We believe the financial services industry has experienced significant amount of change over the last several years as new companies providing technology, software, and digital platforms have entered the market. According to a report by KPMG, there was over $31 billion invested in fintech companies in 2017 alone.  Fintech companies exist across many industries within financial services, including banking technology, payment and financial transaction processing, capital markets, wealth management, insurance, and financial management systems.

We believe that fintech companies have proven to be successful with multiple business models and strategic objectives. The objective of fintech companies can range from improving the efficiency of traditional financial services companies, to introducing new products and creating new markets, to those focused on disrupting traditional financial services companies with competitive products.

Our management team believes the financial services industry is evolving at a rapid pace due to the entrance of technology focused service providers, and we believe that there are attractive opportunities to acquire and merge with either rapidly growing fintech companies, or traditional financial services companies that are at a strategic inflection point. Among the fintech businesses, we are intent on identifying companies with disruptive technology that has allowed them to grow quickly and that we believe are positioned to sustain a robust growth trajectory through the addition of new capital, access to public markets, operational or strategic expertise. Among the traditional financial services companies, we are seeking combination targets that have new or evolving opportunities to respond to changes in the market place through the addition of new capital, access to public markets, operational or strategic expertise.

Competitive Strengths

We believe that our management team is well positioned to consummate an initial business combination due to its combination of operating and investing expertise. We believe that the most likely business combination targets will be those companies at a strategic inflection point, for example, rapidly growing companies stepping out from the control of private equity or venture capital owners, family owned businesses seeking some liquidity, or business units being carved out from conglomerates. In these scenarios, and others, we believe the experience our team brings in successfully scaling companies, especially those in the public markets, will be looked upon favorably by both the target company as well as public shareholders.

We believe our competitive strengths to be the following:

●	Public Company Operating Expertise — Our Executive Chairman, Mr. Sidhu, has a 25 year track record of market outperformance as chief executive officer of public companies. Our collective management team, with over 48 cumulative years of experience as either chief executive officers or directors of publicly traded companies, have the ability to shepherd targets through the “going public” process, and to navigate the ongoing challenges of operating as a public company. We anticipate that one or more members of our management team or board, would remain on the board of the company post business combination.

●	Experience Scaling Companies — The majority of the potential acquisition targets we have evaluated were sub-billion dollar companies. Given the challenges involved in scaling small and medium sized companies into billion dollar companies, we believe the fact that multiple members of our management team have experience growing and scaling companies into multi-billion dollar enterprises will be looked at positively by the management of the target company, as well as the sellers, who will likely retain meaningful ownership post business combination. Specifically, as chief executive officer, Jay Sidhu grew Sovereign Bank from a market cap of approximately $20 million to $12 billion. Again as chief executive officer, Mr. Sidhu grew Customers Bank from a troubled bank with minimal equity value into a $10 billion dollar bank with a $1 billion market cap. Chad Hurley, co-founded YouTube which he sold to Google for $1.65 billion, and remained as chief executive officer growing the company into one of the most visited websites in the world. Additionally, as President at Thomson Reuters, Eric Frank led the integration of Thomson Financial and Reuters Research & Asset Management, and was responsible for running the combined business which consisted of over $2.3 billion in annual revenues.

●	Expertise in Regulated Industries — Many of the potential acquisition targets we have considered operate within a closely regulated industry. We believe that the expertise within our management team around closely regulated financial industries will be advantageous when evaluating certain acquisition targets. Raj Date, a Director, previously served as Deputy Director of the Consumer Financial Protection Bureau, and on the senior staff committee of the Financial Stability Oversight Council and as a statutory deputy to the FDIC Board. Additionally, Jay Sidhu, our Executive Chairman, has over 25 years of experience leading companies that operate within closely regulated financial industries.

●	Broad Sector Focused Expertise — Our management team brings deep expertise in a wide range of sub-sectors within our target industries. We believe that our diverse range of expertise increases our chances of identifying a business combination target where we have the expertise to appropriately diligence the investment and to provide value post business combination. Specifically, members of our management team have experience operating, investing or serving on boards of companies in the following sub-sectors: payment processing, loyalty/rewards, mobile payments, banking, lending, alternative lending, bank technology, regulatory technology, compliance management, risk management, financial data & analytics and blockchain.

●	Investment Expertise — Our management team has extensive experience in identifying, evaluating, structuring, acquiring, and investing in privately held companies. Collectively, the members of our management team alone have been involved with or led over 50+ acquisitions.

●	Extensive Deal Sourcing Network — We also believe that our management team, along with our board, is well positioned to source acquisition opportunities through proprietary relationships with the founders, C-suite executives and board members of banking, financial services and fintech companies, relationships with private equity and venture capital firms, and through investment bankers who we believe are likely to provide us with potential combination targets.

●	Flexible Structure — With a public market for our common stock and $172 million in trust, we have flexibility to be able to offer a target business a variety of options in structuring a transaction and funding future growth. Flexibility in using our capital stock, debt, cash or a mixture of the foregoing, allows us to work with a target company to accommodate their needs.

●	Public Company Status — We believe our status as a public company will make us an attractive transaction partner to prospective target businesses. As a public company, we believe the target business would benefit from greater access to capital to fund future growth initiatives, further means of creating incentive and compensation plans for management that are closely aligned with shareholder’s interests, and increased recognition and awareness potentially benefitting sales and recruiting.

Business Strategy

Since our initial public offering we have employed a pro-active acquisition strategy focused on identifying potential business combination targets within both the financial services and fintech industries that can benefit from a merger with our company. Our acquisition strategy seeks to capitalize on the significant financial services, financial technology, banking, M&A, and operational expertise and contacts of both our management team and our board. Prior to our initial public offering, our officers and directors did not have experience with publicly traded blank check companies or special purpose acquisition companies. In addition, our executive officers may have conflicts of interest with other entities which they owe fiduciary or contractual obligations with respect to initial business combination opportunities.

Business Combination Criteria

Consistent with our current business strategy, we have identified the following general criteria that we have and intend to continue to utilize in evaluating candidates for our initial business combination. While we have and intend to continue to utilize these criteria in evaluating business combination opportunities, we expect that no individual criterion will entirely determine a decision to pursue a particular opportunity. Further, any particular initial business combination opportunity that we ultimately determine to pursue may not meet one or more of these criteria.

●	Enterprise Value. We have attempted to identify one or more acquisition targets that have a combined enterprise value of at least $400 million and up to $1.25 billion

●	Post-Acquisition Growth. We have attempted to identify one or more companies that we believe will either experience continued substantial organic growth post acquisition or present the opportunities for add-on acquisitions through identification of multiple actionable target companies.

●	Strong Management Team. We have attempted to identify companies with strong and experienced public-ready management teams. Specifically, we will look for management teams that have a proven track record of driving revenue and value creation for their shareholders.

●	Leadership Position. We have attempted to identify one or more companies that have a leadership position in their industry or a defensible niche within a target market as a result of differentiated technology or other competitive advantages.

●	Favorable Industry Trends. We have attempted to identify one or more companies competing in an industry that enjoys favorable growth prospects and competitive dynamics. Specifically, industries that are projected to have sustained growth while also enjoying diverse supplier and customers bases, and high barriers to entry.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this prospectus, would be in the form of proxy solicitation materials or tender offer documents that we would file with the U.S. Securities and Exchange Commission.

We may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination. We intend to acquire a company with an enterprise value significantly above the net proceeds of our initial public offering and the sale of the private placement warrants. Depending on the size of the transaction or the number of public shares we become obligated to redeem, we may potentially utilize several additional financing sources, including but not limited to the issuance of additional securities to the sellers of a target business, debt issued to bank or other lenders or the owners of the target, a private placement to raise additional funds, or a combination of the foregoing. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient to meet our obligations or our working capital needs, we may need to obtain additional financing.

Initial Business Combination

NYSE rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board is not able to independently determine the fair market value of a target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire, or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects.

We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of NYSE’s 80% of fair market value test. If the initial business combination involves more than one target business, the 80% of fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Our Business Combination Process

In evaluating prospective business combinations, we have and will continue to conduct a thorough due diligence review process that encompasses, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deemed appropriate. We also utilized our expertise’s expertise analyzing fintech companies and evaluating operating projections, financial projections and determining the appropriate return expectations given the risk profile of the target business.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, directors or their affiliates. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers, directors or their affiliates, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire, or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Certain of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any such officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations our officers or directors will not materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our sponsor, officers and directors have agreed not to participate in the formation of, or become an officer or director of any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by May 28, 2020.

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

We believe our management team’s operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships in various industries in connection with financial and banking investing. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions. However, past performance of our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical performance record our management team as indicative of our future performance.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A common stock (or shares of a new holding company) or for a combination of our shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds available for an initial business combination, currently (as of December 31, 2018) in the amount of $172.2 million (including deferred underwriting commissions) , in each case before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

Significant Activities Since Inception

On August 28, 2018, the Company consummated its IPO of 15,000,000 units (the “Initial Units”). Each Unit consists of one share of Class A common stock of the Company, $0.0001 par value per share (“Class A Common Stock”), and one warrant of the Company (“Public Warrant”), with each warrant entitling the holder to purchase one share of Class A Common Stock at $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $150,000,000. The Company granted the underwriters in the IPO a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments, if any (the “Over-Allotment Units”). On September 21, 2018, the underwriters exercised the option in part and purchased an aggregate of 1,928,889 Over-Allotment Units, which were sold at an offering price of $10.00 per Unit, generating gross proceeds of $19,288,890.

Simultaneously with the consummation of the IPO, the Company consummated the private placement (“Private Placement”) of an aggregate of 6,560,000 warrants (“Placement Warrants”) at a price of $1.00 per Placement Warrant, generating total proceeds of $6,560,000. On September 21, 2018, in connection with the sale of Over-Allotment Units, the Company consummated a private sale of an additional 385,778 Private Placement Warrants to the Sponsor, generating gross proceeds of $385,778.

A total of $170,981,779, (or $10.10 per Unit) comprised of $164,036,001 of the proceeds from the IPO (including the Over-Allotment Units) and $6,945,778 of the proceeds of the sale of the Private Placement Warrants, was placed in a U.S.-based trust account, maintained by Continental Stock Transfer & Trust Company, acting as trustee.

Our Units began trading on August 24, 2018 on the NYSE under the symbol MFAC.U. Commencing on September 21, 2018, the securities comprising the units began separate trading. The units, common stock, and warrants are trading on the NYSE under the symbols “MFAC.U,” “MFAC” and “MFAC.W,” respectively.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering, the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial business combination.

Sources of Target Businesses

Target business candidates have been and will continue to be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our public filings and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their affiliates. We may engage these entities or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination.

We have agreed to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our sponsor, officers, directors or their affiliates or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers, directors or their affiliates. In the event we seek to complete our initial business combination with an initial business combination target that is affiliated with our sponsor, officers, directors or their affiliates, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire, or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Selection of a Target Business and Structuring of our Initial Business Combination

NYSE rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board is not able to independently determine the fair market value of a target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire, or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of NYSE’s 80% of fair market value test. There is no basis for investors in our initial public offering to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under NYSE’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

●	any of our directors, officers or substantial security holders (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and NYSE rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account, as of December 31, 2018, was $10.15 per public share before deducting dissolution expenses. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to Chardan. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under NYSE rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation requires stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on NYSE, we will be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need only 6,348,334, or 37.5%, of the 16,928,889 public shares sold in our initial public offering to be voted in favor of an initial business combination (assuming all outstanding shares are voted and our officers and directors do not purchase any units in our initial public offering) in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the initial business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until May 28, 2020.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have until May 28, 2020 to complete our initial business combination. If we are unable to complete our initial business combination within such 21-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 21-month time period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination before May 28, 2020. However, if our sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 21-month time period.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination before May 28, 2020 or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect to use the amounts held outside the trust account ($1.19 million as of December 31, 2018) to pay for all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any franchise and income tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay franchise and income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.10. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.10. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. WithumSmith+Brown, PC, our independent registered public accounting firm, and Chardan, the representative of the underwriters of the offering, will not execute agreements with us waiving such claims to the monies held in the trust account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.10 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations and our sponsor’s only assets are securities of our company. Therefore, we believe it is highly unlikely that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.10 per public share.

We have and will continue to seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to amounts held outside of the trust account ($1,192,945 as of December 31, 2018), to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000) but these amounts may be spent on expenses incurred as a result of being a public company or due diligence expenses on prospective business combination candidates. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination before May 28, 2020 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination before May 28, 2020, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination before May 28, 2020, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 21st month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.10 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination before May 28, 2020 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination before May 28, 2020, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have three (3) officers. Other than our President, none of our officers or directors is required to commit his or her full time to our affairs prior to the completion of our initial business combination and other than our President, these individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in.

Periodic Reporting and Financial Information

We have registered our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures over financial reporting for the fiscal year ending December 31, 2019 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls over financial reporting of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. Prior to the date of this prospectus, we will file a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we will be subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 1A.	Risk Factors

You should carefully consider all of the risks described below, together with the other information contained in this report, including the financial statements, before making a decision to invest in our units. If any of the following risks occur, our business, financial condition or operating results may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

We are an early stage company with limited operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are an early stage company with limited operating results. Because we lack significant operating history, you have little basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial business combination unless the initial business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed initial business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the initial business combination we complete. Please see the section of this report entitled “Business — Stockholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, as well as any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions), in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need only 6,348,334, or 37.5%, of the 16,928,889 public shares sold in our initial public offering to be voted in favor of an initial business combination (assuming all outstanding shares are voted and our officers and directors do not purchase any public shares) in order to have our initial business combination approved. Our initial stockholders will own shares representing 20% of our outstanding shares of common stock as of the date of this report. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the initial business combination.

You may not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete an initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the initial business combination, unless we seek such stockholder vote.

Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

We may seek to enter into an initial business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the initial business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock result in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to Chardan will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

A provision of our warrant agreement may make it more difficult for us to finance and consummate an initial business combination.

Unlike most blank check companies, if

(i)	we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.50 per share of Class A common stock,

(ii)	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination, and

(iii)	the volume weighted average trading price of our Class A common stock during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.50 per share, the exercise price of the warrants will be adjusted to be equal to 115% of the Market Value, and the $24.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted to be equal to 240% of the Market Value.

This may make it more difficult for us to do an initial business combination with a target business.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination by May 2020. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.15 per share, or less than such amount in certain circumstances, based on the balance of our trust account as of December 31, 2018 and before deducting dissolution expenses, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination by May 2020. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.15 per share, based on the balance of our trust account as of December 31, 2018 and before deducting dissolution expenses, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions.

Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a public stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 21 months from the closing of our initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 21 months from the closing of our initial public offering, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A common stock and warrants are listed on the NYSE. We cannot assure you that our securities will continue to be listed on NYSE in the future or prior to our initial business combination. In order to continue listing our securities on NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum number of holders of our securities (400 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NYSE’s initial listing requirements, which are more rigorous than NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on NYSE. For instance, our stock price would generally be required to be at least $4 per share. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since our units, our Class A common stock and warrants are listed on NYSE, they are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

Our shareholders will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our securities are tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive less than $10.10 per share, or less than such amount in certain circumstances, on our redemption of our public shares, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive less than $10.10 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until May 2020, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until May 2020, assuming that our initial business combination is not completed during that time. We believe that, upon the closing of our initial public offering, the funds available to us outside of the trust account will be sufficient to allow us to operate until May 2020; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive less than $10.10 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares.

Funds available to us outside of the trust account could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for an initial business combination, to pay our franchise and income taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

As of December 31, 2018 we have $1,192,945 held outside the trust account. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant at the option of the lender. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.10 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial business combination constituted an actionable material misstatement or omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we have sought and will continue to seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. WithumSmith+Brown, PC, our independent registered public accounting firm, and the underwriters of the offering, will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.10 per share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.10 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act.

However, we have not asked our sponsor to reserve for such indemnification obligations and our sponsor’s only assets are securities of our company. Therefore, we believe it is highly unlikely that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our independent directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.10 per share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.10 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.10 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may receive less than $10.10 per share on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.

Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 21 months from the closing of our initial public offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 21st month from the closing of our initial public offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by May 2020 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with NYSE corporate governance requirements, we are not required to hold an annual meeting of stockholders until no later than one year after our first full fiscal year end following our listing on NYSE (or until December 31, 2020) and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis. If the issuance of the shares upon exercise of warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement for the registration under the Securities Act of the shares of Class A common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in our initial public offering. However, there may be instances in which holders of our public warrants may be unable to exercise such public warrants but holders of our private warrants may be able to exercise such private warrants.

If you exercise your public warrants on a “cashless basis,” you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

There are circumstances in which the exercise of the public warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our initial business combination, warrantholders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if our Class A common stock is at any time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Third, if we call the public warrants for redemption, our management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (as defined in the next sentence) by (y) the fair market value. The “fair market value” is the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to the agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our initial stockholders and their permitted transferees can demand that we register the private placement warrants, the shares of Class A common stock issuable upon exercise of the founder shares and the private placement warrants held, or to be held, by them and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders or holders of working capital loans or their respective permitted transferees are registered.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We will seek to complete an initial business combination with companies in the financial services industry or businesses providing technological services to the financial industry, commonly known as fintech businesses, but may also pursue other business combination opportunities, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Past performance by our management team, may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team, is presented for informational purposes only. Past performance by our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of our management team’s performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward. Our officers and directors have not had experience with publicly traded blank check companies or special purpose acquisition companies prior to our initial public offering.

We may seek business combination opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

Although we intend to focus on identifying companies in the financial services industry or businesses providing technological services to the financial industry, commonly known as fintech businesses, and have not actively looked to identify business combination candidates in other industries (which industries may be outside our management’s area of expertise), we will consider an initial business combination outside of our management’s area of expertise if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company or we are unable to identify a suitable candidate in this sector after having expanded a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in an initial business combination candidate.

In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive approximately $10.10 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares.

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire, or an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire, or an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2018, there were 83,071,111 authorized but unissued shares of Class A common stock and 5,687,500 Class B common stock, respectively, available for issuance, which amount takes into account the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants but not the shares of Class A common stock issuable upon conversion of Class B common stock. There are no shares of preferred stock issued and currently outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination. Shares of Class B common stock are also convertible at the option of the holder at any time.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated certificate of incorporation provides that we may not issue securities that can vote with common stockholders on matters related to our pre-initial business combination activity). We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 21 months from the closing of our initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors in our initial public offering;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments requires substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. The cost incurred up to the point that we decide not to complete a specific initial business combination likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our initial business combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Such negotiations would take place simultaneously with the negotiation of the initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Other than our President, our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Certain of our officers are engaged in other business endeavors for which he or she may be entitled to substantial compensation and such officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business, although they may not participate in the formation of, or become an officer or director of, any other special purpose acquisition companies with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by May 2020.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an initial business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or their affiliates which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers, directors or their affiliates. Our directors also serve as officers and board members for other entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire, or an independent accounting firm, regarding the fairness to our stockholders from a financial point of view of an initial business combination with one or more domestic or international businesses affiliated with our sponsor, officers, directors or their affiliates, potential conflicts of interest still may exist and, as a result, the terms of the initial business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

As of the date of this report, our sponsor and directors own an aggregate of 4,232,222 shares of our common stock. Such founder shares will be worthless if we do not complete an initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our initial public offering, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

As of December 31, 2018, $172,213,794 was available for completing our initial business combination (which includes up to approximately $6,771,556 for the payment of underwriting commission).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our initial business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination.

We may structure an initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation requires the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 21 months from the closing of our initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity. To the extent any such amendments would be deemed to fundamentally change the nature of any securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), including an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-initial business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. As of December 31, 2018, our initial stockholders collectively beneficially own 20% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 21 months from the closing of our initial public offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target, but intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants. As a result, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase shares in connection with our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive less than $10.10 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.10 per share on the liquidation of our trust account, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own shares representing 20% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

Unlike many other similarly structured blank check companies, our initial stockholders will receive additional shares of Class A common stock if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into Class A common stock at the time of our initial business combination, or earlier at the option of the holders, on a one-for-one basis, subject to adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued in excess of the amounts offered in our initial public offering and related to the closing of the initial business combination, the ratio at which founder shares shall convert into Class A common stock will be adjusted so that the number of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of all outstanding shares of common stock upon completion of the initial business combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination and any private placement-equivalent warrants issued to our sponsor or its affiliates upon conversion of loans made to us. This is different from most other similarly structured blank check companies in which the initial stockholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination. Additionally, the aforementioned adjustment will not take into account any shares of Class A common stock redeemed in connection with the business combination. Accordingly, the holders of the founder shares could receive additional shares of Class A common stock even if the additional shares of Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued solely to replace those shares that were redeemed in connection with the business combination. The foregoing may make it more difficult and expensive for us to consummate an initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $24.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in our initial public offering offering. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by our sponsor, Chardan or their permitted transferees. If the private placement warrants are held by holders other than the sponsor, Chardan or their permitted transferees, the private placement warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units being sold in our initial public offering.

Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

We sold warrants to purchase 16,928,889 shares of our Class A common stock as part of units offered in our initial public offering and partial exercise of the underwriters’ over-allotment option. Simultaneously with the closing of our initial public offering and closing in connection with partial exercise of the over-allotment option, we issued 6,945,778 warrants, each exercisable to purchase one share of our Class A common stock at $11.50 per share, at a price of $1.00 warrant. Our initial stockholders currently own an aggregate of 4,232,222 founder shares. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

To the extent we issue shares of Class A common stock to effectuate an initial business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive business combination vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the initial business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in our initial public offering except that, so long as they are held by our sponsor, Chardan or their permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor or Chardan until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

A market for our securities may not fully develop or sustain, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never fully develop or may not be sustained. You may be unable to sell your securities unless a market can be fully developed and sustained.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2019. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing such suit will be deemed to have consented to service of process on such stockholder’s counsel. This provision may have the effect of discouraging lawsuits against our directors and officers.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles and challenges in collecting accounts receivable;

●	tax issues, including but not limited to tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

●	deterioration of political relations with the United States; and

●	government appropriations of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

We may face risks related to businesses in the financial services industry or businesses providing technological services to the financial industry.

Business combinations with businesses in the financial services industry or businesses providing technological services to the financial industry may involve special considerations and risks. If we complete our initial business combination with a businesses in the financial services industry or businesses providing technological services to the financial industry, we will be subject to the following risks, any of which could be detrimental to us and the business we acquire:

●	If the company or business we acquire provides products or services which relate to the facilitation of financial transactions, such as funds or securities settlement system, and such product or service fails or is compromised, we may be subject to claims from both the firms to whom we provide our products and services and the clients they serve;

●	If we are unable to keep pace with evolving technology and changes in the financial services industry, our revenues and future prospects may decline;

●	Our ability to provide financial technology products and services to customers may be reduced or eliminated by regulatory changes;

●	Any business or company we acquire could be vulnerable to cyberattack or theft of individual identities or personal data;

●	Difficulties with any products or services we provide could damage our reputation and business;

●	A failure to comply with privacy regulations could adversely affect relations with customers and have a negative impact on business;

●	We may not be able to protect our intellectual property and we may be subject to infringement claims.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to businesses in the financial services industry or businesses providing technological services to the financial industry. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation. Our executive office is located at 535 5th Ave, 29th Floor, New York, NY, 10017. Such facility is provided by an affiliate of our sponsor, for a monthly charge of $2,000 which includes certain administrative and support services. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3.	Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our units, Class A common stock and warrants are each traded on the New York Stock Exchange under the symbols “MFAC.U,” “MFAC” and “MFAC. WS, respectively. Our units commenced public trading on August 24, 2018, and our Class A common stock and warrants commenced public trading on September 21, 2018.

Holders

On March 28, 2019, there was one holder of record of our units, one holder of record of our Class A common stock and seven holders of record of our warrants.

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 301(c) of Regulation S-K, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Annual Report”) to “we,” “us” or the “Company” refer to Megalith Financial Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to MFA Investor Holdings LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forthbelow includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for the Initial Public Offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company in November 2017 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our business combination using cash from the proceeds of our Initial Public Offering and the Private Placement, our securities, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 13, 2017 (date of inception) through December 31, 2018 were organizational activities, efforts relating to the Initial Public Offering, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash marketable securities held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combination candidates.

For the year ended December 31, 2018 and for the period from November 13, 2017 (inception) through December 31, 2017, we had net income of $294,957 and net loss of $1,767, respectively, which consists of operating costs of $720,212 and $1,767, respectively, offset by interest income on marketable securities held in the Trust Account of $1,232,015 and $0, respectively.

Liquidity and Capital Resources

The completion of the Initial Public Offering and simultaneous Private Placement, inclusive of the underwriters’ exercise of their over-allotment option, generated gross proceeds to the Company of $170,981,779. Related transaction costs amounted to $10,521,211, consisting of $3,192,889 of underwriting fees, $6,771,556 of deferred underwriting commissions payable (which are held in the Trust Account) and $556,766 of other costs. As of December 31, 2018, $1,192,945 of cash was held outside of the Trust Account and was available for working capital purposes, including paying business, legal and accounting due diligence costs on prospective acquisitions and continuing general and administrative expenses.

Following the Initial Public Offering and the exercise of the over-allotment option, a total of $170,981,778 was placed in the Trust Account and we had $1,785,062 of cash held outside of the Trust Account, after payment of all costs related to the Initial Public Offering and the exercise of the over-allotment option.

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

Off-balance sheet financing arrangements

As of December 31, 2018 and 2017, we did not have obligations, assets or liabilities which would be considered off-balance sheet arrangements as defined in Item 303(a)(4)(ii). We are not a party to any transaction that creates relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Related Party

The Company will pay an entity affiliated with the President a fee of approximately $16,667 per month until the earlier of the consummation of the Business Combination or liquidation. A bonus of $78,000 was paid out after the successful completion of the Initial Public Offering.

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

Contractual obligations

As of December 31, 2018, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the deferred underwriter commission discussed above, payment to an entity affiliated with the President a fee of approximately $16,667 per month until the earlier of the consummation of the Business Combination or liquidation, as well as a bonus of $78,000 which was paid out after the successful completion of the Initial Public Offering, and an agreement to pay the sponsor a monthly fee of $2,000 for office space, utilities and administrative support provided to the Company. We began incurring these fees on August 24, 2018 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination or the Company’s liquidation.

Critical Accounting Policies and Estimates

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company's control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders' equity. The Company's Class A common stock features certain redemption rights that are considered to be outside of the Company's control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2018 and 2017, 15,943,727 and 0 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders' equity section of the Company's balance sheets.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of our initial public offering and the sale of the private placement warrants held in the trust account are invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-17 comprising a portion of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Jay S. Sidhu	67	Executive Chairman of the Board
Samvir S. Sidhu	35	Chief Executive Officer and Director
A.J. Dunklau	36	President
Philip Watkins	34	Chief Financial Officer
Chad Hurley	42	Director
Raj Date	47	Director
Eric Frank	54	Director
Bhanu Choudhrie	40	Director
Kuldeep Malkani	43	Director

Jay S. Sidhu has been the Executive Chairman of our Board of Directors commencing since August 2018. Mr. Sidhu is one of the managing members of our sponsor. He has been the Chief Executive Officer and Chairman of the Board of Customers Bancorp, Inc. (NYSE:CUBI) since 2010 and Customers Bank since 2009. Mr. Sidhu has served as the Chairman and Chief Executive Officer at BankMobile since 2014 and BankMobile Technologies since 2015, each of which is an affiliate of Customers Bancorp. He was the Chief Executive Officer of Sovereign Bancorp Inc. (NYSE: SOV) from 1989 until 2006. He served as the Chairman of Santander Holdings USA, Inc., from 2002 to 2006. Mr. Sidhu also served as a Director of Banco Santander, S.A. in 2006. From 2010, Mr. Sidhu was a director of Atlantic Coast Financial Corporation (NASDAQ: ACFC), the holding company for Atlantic Coast Bank, a federal savings bank, and served as its Non-Executive Chairman of the board of directors from 2011 to 2012. He served as the Vice Chairman of Atlantic Coast Financial Corporation from 2016 until its merger with Ameris Bank in May 2018. He was the Chairman and Chief Executive Officer of Sidhu Advisors, LLC, a Florida based private equity and financial services consulting firm, from 2007 to the first quarter of 2009. He served as a Director of Old Guard Group, Inc. (NASDAQ: OGGI), a property and casualty insurance company from 1999 to 2001. Mr. Sidhu has received Financial World’s Chief Executive Officer of the year award, and has also been named Turnaround Entrepreneur of the Year. In 2016, he was named Financial Technology Entrepreneur of the year by Ernst & Young LLP. He holds a BBA from Banaras University (India) and an M.B.A. from Wilkes University. Mr. Sidhu is a Graduate of the Harvard University Business School’s Chief Executive Officer Leadership Course. Mr. Sidhu helped to establish the Jay Sidhu School of Business and Leadership, at his alma mater, Wilkes University. Mr. Sidhu is the father of Mr. Samvir S. Sidhu, our Chief Executive Officer. We believe Mr. Jay Sidhu is well-qualified to serve as a member of the board due to his extensive experience in the financial services industry, financial technology industry, public company experience and business leadership.

Samvir S. Sidhu has served as a Director and as our Chief Executive Officer since inception. Since 2012, Mr Sidhu has served as a member of the Board of Directors of Customers Bank. He is the Chief Executive Officer of Megalith Capital Management, which he founded in 2010. Prior to founding Megalith Capital, Mr. Sidhu worked in private equity at Providence Equity Partners from 2007 to 2009 and from 2011 to 2012, and worked as an investment banker in the Technology, Media, and Telcom group at Goldman Sachs Group Inc. (NYSE: GS) from 2005 to 2007. Mr. Sidhu received his Bachelors of Science in Finance from the Wharton School at the University of Pennsylvania and an MBA from the Harvard Business School. Mr. Sidhu is the son of Mr. Jay S. Sidhu, our Executive Chairman. We believe Mr. Sam Sidhu is well-qualified to serve as a member of the board due to his experience in the financial services industry, business leadership, and extensive investing experience.

A.J. Dunklau has served as our President since inception. From 2011 through 2017, Mr. Dunklau was an executive at AGDATA, LP, a provider of payment facilitation, information services, and software, which was sold to Vista Equity Partners in 2014. From 2016 to 2017 Mr. Dunklau served as AGDATA’s Chief Strategy Officer and from 2014 to 2016 he served as its Head of Product Management. From 2012 to 2014, Mr. Dunklau served as AGDATA’s Executive Vice President and General Manager of Industry Platforms, and prior to that served as Director of Business Development. From 2005 to 2011, he worked as a management consultant at A.T. Kearney, where he consulted on global projects across a range of industries, including financial services. Mr. Dunklau received his Bachelors of Science in Business Administration from Washington University in St. Louis and an MBA from the Harvard Business School.

Philip Watkins has served as our Chief Financial Officer since inception. He has been a Principal of Megalith Capital Management since 2013 and serves as a member of the investment committee. Prior to joining Megalith Capital, from 2011 to 2013 Mr. Watkins worked at Morgan Stanley Real Estate Investing where he was responsible for underwriting, structuring, and closing investments across a wide range of asset classes and throughout the capital structure. From 2007 to 2009 he worked at Forman Capital, a structured finance lending firm, and from 2006 to 2007 he worked at Kolter Group, a real estate investment and development firm. Mr. Watkins received his Bachelors of Science in Business Administration, cum laude, from the University of Florida and an MBA from the Harvard Business School.

Chad Hurley has been served as a director since August 2018. Mr. Hurley is an entrepreneur and technology executive. He is the co-founder and former Chief Executive Officer of YouTube, one of the world’s largest and most popular video sharing sites. In October 2006, less than two years after the service launched, Mr. Hurley and his partner sold YouTube to Google, Inc. (NASDAQ: GOOGL) for $1.65 billion. After the acquisition, Mr. Hurley stayed with the company and continued to serve as its Chief Executive Officer until 2011. He remains an advisor to the company. Prior to founding YouTube, Mr. Hurley served in a variety of roles with PayPal from 1999 to 2005. Mr. Hurley is an active investor and part–owner of the NBA’s Golden State Warriors and the MLS Los Angeles Football Club. He received his B.A. from Indiana University of Pennsylvania. We believe Mr. Hurley is well-qualified to serve as a member of the board due to his extensive experience in the technology and payments industry.

Raj Date has been served as a director since August 2018. Mr. Date has had a long and varied career in and around US financial institutions as a fintech investor, senior policy maker, commercial bank executive and investment banker. Since 2013, he has served as Managing Partner of Fenway Summer LLC, a hybrid advisory and venture investment firm focused on financial services and financial technology. In 2012, Mr. Date became the first-ever Deputy Director of the United States Consumer Financial Protection Bureau (“CFPB”). As the Bureau’s second-ranking official, he helped steward the CFPB’s strategy, its operations, and its policy agenda. Mr. Date also served on the senior staff committee of the Financial Stability Oversight Council and as a statutory deputy to the FDIC Board. Before being appointed Deputy Director of the CFPB, Mr. Date acted as the interim leader of the new agency, serving as the Special Advisor to the Secretary of the Treasury. He led the CFPB for most of the first six months after its launch in 2011. From 2009 to 2010, he founded and served as the Chairman and Executive Director of the Cambridge Winter Center for Financial Institutions Policy, a private, non-profit research and policy organization that supported reform of the U.S. financial system. Prior to his government service, Mr. Date was a Managing Director in the Financial Institutions Group at Deutsche Bank Securities from 2007 to 2009. Before that, from 2002 to 2007, he was Senior Vice President for Corporate Strategy and Development at Capital One Financial. From 1996 to 2001, he worked in the financial institutions practice of the consulting firm McKinsey & Company. He has also served as an attorney in both private practice and government service. Mr. Date has served on the Board of GreenDot Corporation (NYSE:GDOT), a bank holding and financial technology company since 2016. He also currently serves as a director for a number of private companies including Prosper, a marketplace lender, and Circle, a digital currency firm, both since 2013. Mr. Date received a B.S. from the College of Engineering at the University of California at Berkeley (highest honors) and a J.D. from Harvard Law School (magna cum laude). We believe Mr. Date is well-qualified to serve as a member of the board due to his extensive experience in strategy, finance and regulatory issues.

Eric Frank has been served as a director since August 2018. Mr. Frank has served as a senior executive and advisor to many data and analytics companies in the financial, commercial real estate and agriculture sectors. Mr. Frank has built and sold companies and has served as an operational leader in multi-billion-dollar revenue businesses. In March 2018, Mr. Frank was named Chief Executive Officer of Lightbox, LLC, a holding company funded by Silver Lake and Battery Ventures that acquired EDR, a provider of data and workflow tools to help commercial real estate clients manage that data in all aspects of property due diligence and compliance. From 2014 until 2017, Mr. Frank served as Managing Director of DMGI/DMGT PLC, overseeing their portfolio of US commercial real estate information companies. Since 2012, Mr. Frank has served as the President of Internet Technology Acceleration LLC, a consulting firm, which acts as an executive advisor to private companies and private equity sponsors, specifically in the B2B information space. From 2012 to 2014, he served as a director at AGDATA, LP. a provider of payment facilitation, information services, and software. Mr. Frank was at Thomson Reuters, a news and information company, from 2006 through 2012, most recently as President, managing a $2.3 billion investment advisory division that was a combination of Thomson Financial and Reuters. Mr. Frank began his career at Morgan Guaranty, helping create the award winning ADR.com portal, which he later sold to Thomson Financial. He also currently serves on the board of directors of Issuer Direct (NYSE American: ISDR), a compliance management company since October 2017; WeConvene, a corporate access platform for the investment industry since 2013; Social Market Analytics, a data aggregation company since 2015; and RANE (Risk Assistance Network & Exchange), a risk management company since 2016. Mr. Frank received a Bachelor of General Studies from the University of Michigan. We believe Mr. Frank is well-qualified to serve as a member of the board due to his extensive experience in technology, analytics and finance.

Bhanu Choudhrie has served as a director since August 2018. Mr. Choudhrie is one of the managing members of our sponsor. Mr. Choudhrie is a private equity investor with investments in the United States, United Kingdom, Europe and Asia. He has served as a Director of Customers Bank since July 2009, and was an original member of Customers Bancorp’s Board (NYSE:CUBI). On January 30, 2013, Customers Bancorp’s Board of Directors re-appointed Mr. Choudhrie to a vacant Board seat and he has served as a Director of Customers Bancorp since then. Mr. Choudhrie was a Director of Atlantic Coast Financial Corporation from July 2010 and a Director of Atlantic Coast Bank (a subsidiary of Atlantic Coast Financial Corporation (NASDAQ:ACFC) with main offices in Jacksonville, Florida) from February 2016 until the merger of Atlantic Coast Financial Corporation into Ameris Bank in May 2018. Mr. Choudhrie has also been aDirector of C&C Alpha Group Limited since November 2006 through February 2014 and then reappointed in August 2014. C&C Alpha Group Limited is a London based family private equity group, which was founded in 2002 and has established offices in several countries. Mr. Choudhrie serves as a Director or officer of various investment or operating entities formed and/or doing business in the United States, United Kingdom, Europe and Asia. He also currently serves as a Trustee of Path to Success, a United Kingdom registered charity, and as a Director and President of the Choudhrie Family Foundation, a U.S. foundation. Mr. Choudhrie completed the Harvard Business School Owner/President Management Program. We believe Mr. Choudhrie is well-qualified to serve as a member of the board due to his extensive experience in private equity and banking.

Kuldeep Malkani has been served as a director since August 2018. Mr. Malkani was formerly a Portfolio Manager at Seneca Capital, an event-driven hedge fund, from 2001 through 2015. While at Seneca Capital, he managed an equity portfolio which included financial services companies and special purpose acquisition companies. Mr. Malkani was responsible for identifying, analyzing and sizing positions while also managing macro risks in individual countries utilizing derivatives to hedge equity futures and currencies. Since 2016, Mr. Malkani has served as the co-Chairman of the Sohn India Investment Conference, which brings together global hedge fund managers to raise money for pediatric cancer research. Prior to Seneca Capital, Mr. Malkani was an Analyst at JP Morgan in the Technology, Media and Telecom group advising on M&A transactions as well as equity capital placements. Mr. Malkani received his BBA from the Stephen Ross School of Business at the University of Michigan in 1997. We believe Mr. Malkani is well-qualified to serve as a member of the board due to his extensive experience in identifying and analyzing investment opportunities in public and private companies, specifically those in the financial services sector.

Number and Terms of Office of Officers and Directors

We currently have seven directors. Our board of directors are divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on NYSE. The term of office of the first class of directors, consisting of Messrs. Date and Frank, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Hurley and Malkani, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Choudhurie, Sidhu and Sidhu, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Senior Managing Directors, Managing Directors, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have four “independent directors”, as defined in the NYSE listing standards and applicable SEC rules to serve on our board of directors, namely, Messrs. Date, Frank, Hurley and Malkani. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, NYSE rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and NYSE rules require that the compensation committee and nominating and corporate governance committee of a listed company each be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Messrs. Date, Frank and Malkani serve as members of our audit committee, and Mr. Date chairs the audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Date, Frank and Malkani meet the independent director standard under NYSE listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Date qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Messrs. Hurley and Malkani serve as members of our compensation committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Messrs. Hurley and Malkani are independent and Mr. Malkani chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to an entity affiliated with our sponsor of $2,000 per month, for up to 21 months, for office space, utilities and secretarial and administrative support and reimbursement of expenses, and payments to an entity affiliated with our President a fee of approximately $16,667 per month following the consummation of our initial public offering until the earlier of the consummation of our initial business combination or our liquidation as well as a bonus of $78,000 paid at the closing of our initial public offering, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee. The members of our nominating and corporate governance are Messrs. Date and Frank. Mr. Frank serves as chair of the nominating and corporate governance committee.

The primary purposes of our nominating and corporate governance committee is to assist the board in:

●	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

●	developing, recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee is governed by a charter that complies with the rules of the NYSE.

Director Nominations

Our nominating and corporate governance committee recommends to the board of directors candidates for nomination for election at the annual meeting of the stockholders. We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our form of Code of Ethics, our audit committee charter, our compensation committee charter and our nominating and corporate governance committee charter as exhibits to our registration statement in connection with our initial public offering. Our stockholders are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will also be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Corporate Governance Guidelines

Our board of directors has adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chairman of the board, chief executive officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines has been posted on our website.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

None of our officers has received any cash compensation for services rendered to us. Commencing August 2018, we have agreed to pay an entity affiliated with our sponsor a total of $2,000 per month for office space, utilities and secretarial and administrative support. We pay an entity affiliated with our President a fee of approximately $16,667 per month following the consummation of our initial public offering until the earlier of the consummation of our initial business combination or our liquidation as well as a bonus of $78,000 upon successful completion of our initial public offering. Other than such fees, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based upon its review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 28, 2019 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 16,928,889 shares of Class A common stock underlying the units sold in our initial public offering, and 4,232,222 Class B common stock outstanding as of March 28, 2019. Voting power represents the combined voting power of Class A common stock and Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the Class A common stock and the Class B common stock vote together as a single class. Currently, all of the Class B common stock are convertible into Class A common stock on a one-for-one basis. The table below does not include the Class A common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Common Stock	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Common Stock	Approximate Percentage of Outstanding Common Stock
MFA Investor Holdings LLC(3)	—	—	4,232,222	100%	20%
Jay S. Sidhu(3)	—	—	4,232,222	100%	20%
Sam S. Sidhu(3)	—	—	—	—	—
A.J. Dunklau(3)	—	—	—	—	—
Philip Watkins(3)	—	—	—	—	—
Bhanu Choudhrie(3)	—	—	4,232,222	100%	20%
Raj Date(3)	—	—	—	—	—
Eric Frank(3)	—	—	—	—	—
Chad Hurley(3)	—	—	—	—	—
Kuldeep Malkani(3)	—	—	—	—	—
All executive officers and directors as a group (9 individuals)	—	—	4,232,222	100%	20%
Glazer Capital, LLC(4)	934,189	5.5%	—	—	4.4%
AQR Capital Management, LLC(5)	1,032,000	6.1%	—	—	4.9%
Boothbay Absolute Return Strategies LP(6)	910,300	5.4%	—	—	4.3%
Polar Asset Management Partners Inc.(7)	1,200,000	7.1%	—	—	5.7%
Basso SPAC Fund LLC(8)	900,000	5.3%	—	—	4.3%

*	less than 1%

1)	Unless otherwise noted, the business address of each of the following entities or individuals is 535 5th Ave, 29th Floor, New York, NY, 10017.

2)	Interests shown consist solely of founders shares, classified as Class B common stock. Such shares will convert into Class A common stock on a one-for-one basis, subject to adjustment.

3)	Our sponsor is the record holder of such shares. Jay S. Sidhu, our Executive Chairman, and Bhanu Choudhrie, one of our directors, are the managing members of our sponsor and have voting and investment discretion with respect to the common stock held by our sponsor. As such, they may be deemed to have beneficial ownership of the common stock held directly by our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

4)	According to a Schedule 13G filed with the SEC on February 14, 2019, Glazer Capital, LLC, a Delaware limited liability company (“Glazer Capital”), shares voting and dispositive power with Paul J. Glazer with respect to 934,189 shares of Class A common stock held by certain funds and managed accounts to which Glazer Capital serves as investment manager and Mr. Glazer serves as the Managing Member of Glazer Capital. The address of the principal business office of the reporting person is 250 West 55th Street, Suite 30A, New York, New York 10019.

5)	According to a Schedule 13G Amendment filed with the SEC on February 14, 2019, AQR Capital Management, LLC, a Delaware limited liability company, shares voting and dispositive power with AQR Capital Management Holdings, LLC and CNH Partners, LLC over 1,032,000 shares of Class A common stock of the Company and share voting and dispositive power with AQR Absolute Return Master Account, L.P. and AQR Principal Global Asset Allocation, LLC over 1,025,600 shares of Class A common stock of the Company. AQR Capital Management, LLC is a wholly owned subsidiary of AQR Capital Management Holdings, LLC. CNH Partners, LLC is deemed to be controlled by AQR Capital Management, LLC. Each of AQR Capital Management, LLC and CNH Partners, LLC acts as an investment manager to AQR Absolute Return Master Account, L.P. AQR Principal Global Asset Allocation, LLC is the general partner of AQR Absolute Return Master Account, L.P. AQR Absolute Return Master Account, L.P. is a limited partnership formed under the laws of the Cayman Islands. Each of the other reporting persons is an entity formed under the laws of Delaware. The address of the principal business office of each of the reporting persons is Two Greenwich Plaza, Greenwich, CT 06083.

6)	According to a Schedule 13G Amendment filed with the SEC on February 14, 2019, Boothbay Absolute Return Strategies LP, Boothbay Fund Management, LLC and Ari Glass share voting and dispositive power with respect to 910,300 shares of Class A common stock of the Company. The shares reported therein are held by Boothbay Absolute Return Strategies LP, a Delaware limited partnership (the “Fund”), which is managed by Boothbay Fund Management, LLC, a Delaware limited liability company (the “Adviser”). The Adviser, in its capacity as the investment manager of the Fund, has the power to vote and the power to direct the disposition of all Shares held by the Fund. Ari Glass is the Managing Member of the Adviser. The address of the principal business office of each of the reporting persons is 810 7th Avenue, Suite 615, New York, NY 10019.

7)	According to a Schedule 13G filed with the SEC on February 14, 2019, Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, has sole voting and dispositive power with respect to shares reported therein. The shares reported therein are directly held by Polar Multi-Strategy Master Fund, a Cayman Islands exempted company, to which Polar Asset Management Partners Inc. serves as the investment advisor. The address of the principal business office of each of the reporting persons is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

8)	According to a Schedule 13G filed with the SEC on October 31, 2018, Basso SPAC Fund LLC, a Delaware limited liability company (“Basso SPAC”), shares voting and dispositive power with Basso Management, LLC (“Basso Management”), Basso Capital Management, L.P. (“BCM”), Basso GP, LLC (“Basso GP”), each an entity formed under the laws of Delaware and Howard I. Fischer, a citizen of the United States, over 900,000 shares of Class A common stock of the Company. Basso Management is the manager of Basso SPAC. BCM serves as the investment manager of Basso SPAC. Basso GP is the general partner of BCM. Mr. Fischer is the sole portfolio manager for Basso SPAC, the Chief Executive Officer and a founding managing partner of BCM, and a member of each of Basso Management and Basso GP. The address of the principal business office of each of the reporting persons is 1266 East Main, Street, Fourth Floor, Stamford, CT 06902.

The table above does not include the shares of common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In November 2017, we issued an aggregate of 4,312,500 founder shares to our sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.006 per share. In September 2018, 80,278 founder shares were forfeited by our sponsor in connection with partial exercise of the underwriters’ over-allotment option. The founder shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our sponsor and Chardan purchased an aggregate of 6,560,000 private placement warrants at a price of $1.00 per warrant in a private placement that closed simultaneously with the closing of our initial public offering. 5,810,000 private placement warrants were purchased by our sponsor and 750,000 private placement warrants were purchased by Chardan. In connection with the underwriters’ partial exercise of over-allotment option, our sponsor purchased an additional 385,778 warrants. Our sponsor and Chardan are permitted to transfer the private placement warrants held by them to certain permitted transferees, including our and Chardan’s officers and directors and other persons or entities affiliated with or related to them, but the transferees receiving such securities will be subject to the same agreements with respect to such securities as the sponsor. Otherwise, these warrants will not, subject to certain limited exceptions, be transferable or salable until 30 days after the completion of our initial business combination. The private placement warrants are non-redeemable so long as they are held by our sponsor, Chardan or their permitted transferees. The private placement warrants may also be exercised by the sponsor, Chardan and their permitted transferees for cash or on a cashless basis. In addition, for as long as the private placement warrants are held by Chardan or its designees or affiliates, they may not be exercised after five years from the effective date of the registration statement filed in connection with our initial public offering. Otherwise, the private placement warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in our initial public offering, including as to exercise price, exercisability and exercise period.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Since August 2018, we have agreed to pay an entity affiliated with our sponsor, a total of $2,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

We have been paying Christopher & Waverly, Inc., an entity wholly owned by our President, a fee of approximately $16,667 per month following the consummation of our initial offering until the earlier of the consummation of our initial business combination or our liquidation. We also paid a bonus of $78,000 upon successful completion of our initial public offering.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the closing of our initial public offering, our sponsor has agreed to loan us up to $300,000 for a portion of the expenses of our initial public offering. These loans were non-interest bearing, unsecured and were due at the earlier of December 31, 2018 or the closing of our initial public offering. The Company fully repaid these amounts to the Sponsor in September 2018.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the shares of Class A common stock issuable upon exercise of the foregoing and upon conversion of the founder shares.

Related Party Policy

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations includes any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to its charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire, or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our sponsor, officers or directors, or any affiliate of our sponsor or officers, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the funds held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	Payment to an entity affiliated with our sponsor of $2,000 per month, for up to 21 months, for office space, utilities and secretarial and administrative support;

●	Payment to an entity affiliated with our President a fee of approximately $16,667 per month following the consummation of our initial offering until the earlier of the consummation of our initial business combination or our liquidation as well as a bonus of $78,000 paid at the closing of our initial public offering;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender.

Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC, or Withum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the fiscal year ended December 31, 2018 and the period from November 13, 2017 (inception) through December 31, 2017 totaled approximately $71,500 and $0, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the fiscal year ended December 31, 2018 and the period from November 13, 2017 (inception) through December 31, 2017, we did not pay Withum any audit-related fees.

Tax Fees. We did not pay Withum for tax services, planning or advice for the year ended December 31, 2018 and for the period from November 13, 2017 (inception) through December 31, 2017.

All Other Fees. We did not pay Withum for any other services for the year ended December 31, 2018 and for the period from November 13, 2017 (inception) through December 31, 2017.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be obtained on the SEC website at www.sec.gov.

Megalith Financial Acquisition Corp.

INDEX TO FINANCIAL STATEMENTS

Page No.
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets at December 31, 2018 and 2017	F-3
Statements of Operation for the year ended December 31, 2018 and for the period from November 13, 2017 (inception) through December 31, 2017	F-4
Statements of Changes in Stockholders’ Equity for the year ended December 31, 2018 and for the period from November 13, 2017 (inception) through December 31, 2017	F-5
Statements of Cash Flows for the year ended December 31, 2018 and for the period from November 13, 2017 (inception) through December 31, 2017	F-6
Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Megalith Financial Acquisition Corp.

Opinion on the Financial statements

We have audited the accompanying balance sheets of Megalith Financial Acquisition Corp. (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2018 and for the period from November 13, 2017 (inception) through December 31, 2017, and related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018 and for the period from November 13, 2017 (inception) through December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2017.

New York, New York

April 1, 2019

Megalith Financial Acquisition Corp.

BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS

CURRENT ASSETS
Cash	$1,192,945	$609
Prepaid expenses and other assets	71,869	-

Total current assets	1,264,814	609

OTHER ASSETS
Marketable securities held in trust account	172,213,794	-
Deferred offering costs	-	81,387

Total other assets	172,213,794	81,387

TOTAL ASSETS	$173,478,608	$81,996

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$258,559	$24,037
Income taxes payable	216,846	-
Franchise taxes payable	200,000	-
Note payable to Sponsor	-	2,000
Due to affiliates	-	32,726

Total current liabilities	675,405	58,763

LONG TERM LIABILITIES
Deferred underwriting fee payable	6,771,556	-

Total long term liabilities	6,771,556	-

Total liabilities	7,446,961	58,763

COMMITMENTS AND CONTINGENCIES
Class A common stock subject to possible redemption, $0.0001 par value, 15,943,727 and 0 shares at redemption value of $10.10 per share at December 31, 2018 and 2017, respectively.	161,031,643	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock; $0.0001 par value; 100,000,000 shares authorized; 985,162 and 0 shares issued and outstanding (excluding 15,943,727 and 0 shares subject to possible redemption), as of December 31, 2018 and 2017, respectively.	99	-

Class B Common Stock; $0.0001 par value; 10,000,000 shares authorized; 4,232,222 and 4,312,500 shares issued and outstanding as of December 31, 2018 and 2017, respectively.	423	431
Additional paid-in capital	4,706,292	24,569
Retained earnings (accumulated deficit)	293,190	(1,767)

Total stockholders’ equity	5,000,004	23,233

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$173,478,608	$81,996

The accompanying notes are an integral part of these financial statements.

Megalith Financial Acquisition Corp.

STATEMENTS OF OPERATIONS

		For the period from November 13, 2017
	For the year ended	(inception) through
	December 31, 2018	December 31, 2017

OPERATING EXPENSES
General and administrative	$63,615	$1,767
Legal and professional fees	301,366	-
Support services - related party	155,231	-
Franchise tax	200,000	-
Total expenses	720,212	1,767

OTHER INCOME
Interest income on investments held in Trust Account	1,232,015	-

Total other income	1,232,015	-

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	511,803	(1,767)

Income tax expense	216,846	-

NET INCOME (LOSS)	$294,957	$(1,767)

Weighted average shares outstanding of Class A common stock	16,571,111	-
Basic and diluted net income per share, Class A	$0.05	$-

Weighted average shares outstanding of Class B common stock	4,290,286	3,750,000
Basic and diluted net income (loss) per share, Class B	$(0.12)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Megalith Financial Acquisition Corp.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock				Additional	Retained earnings	Total
	Class A		Class B		paid-in	(Accumulated	stockholder’s
	Shares	Amount	Shares	Amount	capital	deficit)	equity
Balance, November 13, 2017 (inception)	-	$-	-	$-	$-	$-	$-

Issuance of Class B common stock to Sponsor	-	-	4,312,500	431	24,569	-	25,000

Net loss	-	-	-		-	(1,767)	(1,767)

Balance, December 31, 2017	-	-	4,312,500	431	24,569	(1,767)	23,233

Sale of Units in Initial Public Offering	16,928,889	1,693	-	-	169,287,197	-	169,288,890

Sale of private placement warrants	-	-	-	-	6,945,778	-	6,945,778

Forfeiture of shares of Class B common stock	-	-	(80,278)	(8)	8	-	-

Underwriting fees and offering costs	-	-	-	-	(10,521,211)	-	(10,521,211)

Change in shares of Class A common stock subject to redemption	(15,943,727)	(1,594)	-	-	(161,030,049)	-	(161,031,643)

Net income	-	-	-	-	-	294,957	294,957

Balance, December 31, 2018	985,162	$99	4,232,222	$423	$4,706,292	$293,190	$5,000,004

The accompanying notes are an integral part of these financial statements

Megalith Financial Acquisition Corp.

STATEMENTS OF CASH FLOWS

	For the year	For the period November 13, 2017 (inception)
	ended	through
	December 31, 2018	December 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$294,957	$(1,767)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned in Trust Account	(1,232,015)	-
Organizational expenses paid by affiliate	-	226
Changes in operating assets and liabilities:
Deferred offering costs	-	(48,887)
Prepaid expenses and other assets	(71,869)	-
Accounts payable	234,526	24,037
Income taxes payable	216,846
Franchise taxes payable	200,000

Net cash flows used in operating activities	(357,556)	(26,391)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash remitted to Trust Account	(170,981,779)	-

Net cash flows used in financing activities	(170,981,779)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of private placement warrants	6,945,778	-
Proceeds from Initial Public Offering	169,288,890	-
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Payment of underwriter compensation	(3,192,889)
Payment of offering costs	(475,382)	-
Repayment of due to affiliates	(32,726)	-
Proceeds from Sponsor note	105,500	-
Repayment of Sponsor note	(107,500)	2,000

Net cash flows provided by financing activities	172,531,671	27,000

NET INCREASE IN CASH	1,192,336	609

CASH, BEGINNING OF PERIOD	609	-

CASH, END OF PERIOD	$1,192,945	$609

Supplemental disclosure of noncash activities:
Change in value of Class A common stock subject to possible redemption	$161,031,643	$-
Deferred underwriters’ commissions payable charged to additional paid-in capital in connection with the public offering	$6,771,556	-
Forfeiture of shares of Class B common stock	$8	$-
Deferred offering cost paid by affiliate	$-	$32,500
Deferred offering costs included in accounts payable	$-	$22,512

The accompanying notes are an integral part of these financial statements.

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

As of December 31, 2018, the Company had not commenced any operations. All activity through December 31, 2018 relates to the Company’s formation and Initial Public Offering, which is described below, and since the offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the Initial Public Offering. The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on August 23, 2018. On August 28, 2018, the Company consummated the Initial Public Offering of 15,000,000 units (“Units”) with respect to the Class A Common Stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $150,000,000, which is discussed in Note 3.

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

Offering costs for the Initial Public Offering amounted to $10,521,211, consisting of $3,192,889 of underwriting fees, $6,771,556 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $556,766 of other costs. As described in Note 5, the $6,771,556 deferred underwriting fee payable is contingent upon the consummation of a Business Combination by May 28, 2020, subject to the terms of the underwriting agreement.

Following the closing of the Initial Public Offering on August 28, 2018, an amount of $151,500,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a trust account (“Trust Account”) and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2018 and 2017.

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2018 and 2017, 15,943,727 and 0 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Offering Costs

Offering costs consist principally of legal, accounting, underwriting fees and other costs directly related to the Initial Public Offering. Offering costs amounting to $9,556,766 were charged to stockholders’ equity upon the completion of the Initial Public Offering and an additional $964,445 were charged to stockholders’ equity upon the underwriter’s partial exercise of the over-allotment.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2018 and 2017, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Net Income Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 23,874,667 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s statements of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A common stock outstanding since the initial issuance. Net income (loss) per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts were accrued for the payment of interest and as of December 31, 2018 or 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The total provision (benefit) for income taxes is comprised of the following:

	For the year ended December 31,	For the period from November 13, 2017 (inception) through December 31,
	2018	2017
Current expense	$216,846	$-
Deferred expense	(109,245)	371
Change in valuation allowance	109,245	(371)

Total income tax expense	$216,846	$-

The net deferred tax assets and liabilities in the accompanying balance sheets included the following components:

	For the year ended December 31,	For the period from November 13, 2017 (inception) through December 31,
	2018	2017
Deferred tax assets	$109,245	$371
Deferred tax liabilities	-	-
Valuation allowance for deferred tax assets	(109,245)	(371)

Net deferred tax assets	$-	$-

The deferred tax assets as of December 31, 2018 and 2017 were comprised of the tax effect of cumulative temporary differences as follows:

	For the year ended December 31,	For the period from November 13, 2017 (inception) through December 31,
	2018	2017
Capitalized expenses before business combination	$109,245	$371
Valuation allowance for deferred tax assets	(109,245)	(371)

Total	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2018 and 2017, the valuation allowance was $109,245 and $371, respectively.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate is as follows:

	For the year ended December 31,	For the period from November 13, 2017 (inception) through December 31,
	2018	2017
Statutory federal income tax rate	21.0%	35.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Federal tax rate change	0.0%	0.0%
Valuation allowance	21.4%	-35.0%
Income tax provision expense	42.4%	0.0%

Recent Accounting Pronouncements

In July 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): Part I. Accounting for Certain Financial Instruments with Down Round Features; Part II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Also, entities must adjust their basic Earnings Per Share (“EPS”) calculation for the effect of the down round provision when triggered (that is, when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature). That effect is treated as a dividend and as a reduction of income available to common stockholders in basic EPS. An entity will also recognize the effect of the trigger within equity. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. The Company has adopted this guidance during the quarter ended September 30, 2018. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations, cash flows or disclosures. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update are not expected to have an impact on the Company.

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

Note 3 — Initial Public Offering and Private Placement

Pursuant to the Initial Public Offering, the Company sold 16,928,889 units at a price of $10.00 per Unit. Each Unit consists of one share of Class A Common Stock (such shares of Class A Common Stock included in the Units being offered, the “Public Shares”), and one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustment (see Note 6).

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

Related Party Loans

On November 27, 2017, the Sponsor had agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note, amended and restated on June 30, 2018 (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2018 or as soon as practical after the Initial Public Offering. The Company had drawn $2,000 on the Note as of December 31, 2017 and had borrowed an additional $105,500 in 2018. The Company fully repaid these amounts to the Sponsor in September 2018.

Due to affiliates

In conjunction with the formation of the Company, affiliates of the Sponsor paid $32,726 of organizational and deferred offering costs on behalf of the Company. As of December 31, 2017, $32,726 had not been repaid. The Company fully repaid these amounts to the affiliates in September 2018.

Support Services

The Company presently occupies office space provided by an affiliate of the Sponsor. The affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain administrative and support services, available to the Company, as may be required by the Company from time to time. The Company will pay the affiliate an aggregate of $2,000 per month for such office space, administrative and support services. As of December 31, 2018 total support services costs were $8,000.00.

The Company will pay an entity affiliated with the President a fee of approximately $16,667 per month until the earlier of the consummation of the Business Combination or liquidation. A bonus of $78,000 was paid out after the successful completion of the Initial Public Offering. The total amount paid to this entity was $147,231 an $0 for the year ended December 31, 2018 and the period from November 13, 2017 (inception) through December 31, 2017.

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

Underwriting Agreement

The Company had granted the underwriters a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments at the Initial Public Offering price less the underwriting discounts and commissions. On September 21, 2018, the underwriters exercised a partial exercise of their overallotment option and purchased 1,928,889 units at a purchase price of $10.00 per unit.

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

Note 6 — Stockholders’ Equity

Common Stock

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. At December 31, 2018 and 2017, there were 985,162 and 0 (excluding 15,943,727 and 0 shares of Class A Common Stock subject to possible redemption) shares of Class A Common Stock issued and outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders of Class B Common Stock are entitled to one vote for each share. As of December 31, 2018  and 2017, there were 4,232,222  and 4,312,500 shares of Class B Common Stock outstanding after giving effect to the forfeiture of 80,278 shares to the Company by the Sponsor for no consideration since the underwriters’ 45-day over-allotment option was not exercised in full, so that the Initial Stockholders collectively own 20% of the Company’s issued and outstanding Common Stock after the Initial Public Offering.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As December 31, 2018 and 2017, there were no shares of preferred stock issued or outstanding.

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

The Company’s amended and restated certificate of incorporation provide that, other than the withdrawal of interest to pay income and franchise taxes and up to $100,000 of interest to pay dissolution expenses if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of Public Shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination within the Combination Period or (iii) the redemption of 100% of the Public Shares if the Company is unable to complete a Business Combination within the Combination Period.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2018 and 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2018	December 31, 2017
Assets:
Marketable securities in Trust Account	1	$172,213,794	$0

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation. (1)
4.1	Specimen Unit Certificate. (4)
4.2	Specimen Class A Common Stock Certificate. (4)
4.3	Specimen Warrant Certificate. (4)
4.4	Warrant Agreement, dated August 23, 2018, by and between Continental Stock Transfer & Trust Company and the Company. (1)
10.1	Amended and Restated Promissory Note, dated June 30, 2018, issued to MFA Investor Holdings LLC (3)
10.2	Letter Agreement, dated August 23, 2018, by and between the Company, the initial security holders and the officers and directors of the Company. (1)
10.3	Investment Management Trust Account Agreement, dated August 23, 2018, by and between Continental Stock Transfer & Trust Company and the Company. (1)
10.4	Registration Rights Agreement, dated August 23, 2018, by and among the Company and the initial security holders. (1)
10.5	Securities Subscription Agreement, dated November 13, 2017, between the Registrant and MFA Investor Holdings LLC (2)
10.6	Amended and Restated Private Placement Warrants Purchase Agreement, dated August 9, 2018, between the Company and MFA Investor Holdings LLC (4)
10.7	Amended and Restated Private Placement Warrants Purchase Agreement, dated August 23, 2018, between the Company and Chardan (1)
10.8	Form of Indemnity Agreement. (3)
10.9	Administrative Services Agreement, dated August 23, 2018, by and among the Company and MFA Capital Management LLC. (1)
10.10	Underwriting Agreement, dated August 23, 2018, by and between the Company and Chardan Capital Markets, LLC, as representatives of the several underwriters. (1)
14.1	Code of Ethics. (4)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on August 29, 2018.

(2)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on July 20, 2018.

(3)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on August 10, 2018.

(4)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on August 16, 2018.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 1, 2019	Megalith Financial Acquisition Corp.

	By:	/s/ Samvir S. Sidhu
	Name:	Samvir S. Sidhu
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Samvir S. Sidhu	Chief Executive Officer and Director	April 1, 2019
Samvir S. Sidhu	(Principal Executive Officer)

/s/ Philip Watkins	Chief Financial Officer	April 1, 2019
Philip Watkins	(Principal Financial and Accounting Officer)

/s/ Jay Sidhu	Executive Chairman	April 1, 2019
Jay Sidhu

/s/ Chad Hurley	Director	April 1, 2019
Chad Hurley

/s/ Raj Date	Director	April 1, 2019
Raj Date

/s/ Eric Frank	Director	April 1, 2019
Eric Frank

/s/ Bhanu Choudhrie	Director	April 1, 2019
Bhanu Choudhrie

/s/ Kuldeep Malkani	Director	April 1, 2019
Kuldeep Malkani