Form 10-Q
period 2019-03-31
Megalith Financial Acquisition Corp
filed 2019-05-15
CIK 1725872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-38633

MEGALITH FINANCIAL ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-3410369
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

535 5th Ave, 29th Floor

New York, New York 10017

(Address of principal executive offices)

(212) 235-0430

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A common stock and one redeemable warrant	MFAC.U	New York Stock Exchange
Class A common stock, par value $0.0001 per share	MFAC	New York Stock Exchange
Redeemable warrants, exercisable for Class A common stock at an exercise price of $11.50 per share	MFAC.W	New York Stock Exchange

As of May 13, 2019, 16,928,889 shares of Class A common stock, $0.0001 par value, and 4,232,222 shares of Class B common stock, $0.0001 par value, issued and outstanding.

MEGALITH FINANCIAL ACQUISITION CORPORATION

i

Megalith Financial Acquisition Corp.

BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$853,425	$1,192,945
Prepaid expenses and other current assets	69,446	71,869

Total current assets	922,871	1,264,814

OTHER ASSETS
Marketable securities held in trust account	173,274,478	172,213,794

Total other assets	173,274,478	172,213,794

TOTAL ASSETS	$174,197,349	$173,478,608

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$343,598	$258,559
Income taxes payable	429,131	216,846
Franchise taxes payable	50,000	200,000

Total current liabilities	822,729	675,405

LONG TERM LIABILITIES
Deferred underwriting fee payable	6,771,556	6,771,556

Total long term liabilities	6,771,556	6,771,556

Total liabilities	7,594,285	7,446,961

COMMITMENTS AND CONTINGENCIES
Class A common stock subject to possible redemption, $0.0001 par value, 16,000,303 and 15,943,727 shares at redemption value of $10.10 per share at March 31, 2019 and December 31, 2018, respectively.	161,603,060	161,031,643

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock; $0.0001 par value; 100,000,000 shares authorized; 928,586 and 985,162 shares issued and outstanding (excluding 16,000,303 and 15,943,727 shares subject to possible redemption), as of March 31, 2019 and December 31, 2018, respectively.	94	99

Class B Common Stock; $0.0001 par value; 10,000,000 shares authorized; 4,232,222 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively.	423	423
Additional paid-in capital	4,134,879	4,706,292
Retained earnings	864,608	293,190

Total stockholders’ equity	5,000,004	5,000,004

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$174,197,349	$173,478,608

The accompanying notes are an integral part of these financial statements

Megalith Financial Acquisition Corp.

STATEMENTS OF OPERATIONS

	For the three months	For the three months
	ended	ended
	March 31, 2019	March 31, 2018
	(Unaudited)	(Unaudited)
OPERATING EXPENSES
General and administrative	$123,248	$988
Legal and professional fees	51,579	—
Franchise tax	50,000	—
Support services - related party	52,154	—

Total expenses	276,981	988

OTHER INCOME
Interest income on investments held in Trust Account	1,060,684	—

Total other income	1,060,684	—

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	783,703	(988)

Income tax expense	212,285	—

NET INCOME (LOSS)	$571,418	$(988)

Weighted average shares outstanding of Class A common stock	16,928,889	0
Basic and diluted net income per share, Class A	$0.05	$—

Weighted average shares outstanding of Class B common stock	4,232,222	3,750,000
Basic and diluted net income (loss) per share, Class B	$(0.05)	$(0.00)

The accompanying notes are an integral part of these financial statements

Megalith Financial Acquisition Corp.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended March 31,	Common stock				Additional		Total
2019 (Unaudited)	Class A		Class B		paid-in	Retained	stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance, December 31, 2018	985,162	99	4,232,222	423	4,706,292	293,190	5,000,004

Net income	-	-	-	-	-	571,418	571,418

Change in shares of Class A common stock subject to redemption	(56,576)	(5)	-	-	(571,413)	-	(571,418)

Balance, March 31, 2019	928,586	$94	4,232,222	$423	$4,134,879	$864,608	$5,000,004

For the Three Months Ended March 31,	Common stock				Additional		Total
2018 (Unaudited)	Class A		Class B		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance, December 31, 2017	-	$-	4,312,500	$431	$24,569	$(1,767)	$23,233

Net loss	-	-	-		-	(988)	(988)

Balance, March 31, 2018	-	-	4,312,500	$431	$24,569	$(2,755)	$22,245

The accompanying notes are an integral part of these financial statements

Megalith Financial Acquisition Corp.

STATEMENTS OF CASH FLOWS

	For the three months	For the three months
	ended	ended
	March 31, 2019	March 31, 2018
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$571,418	$(988)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned in Trust Account	(1,060,684)	—
Changes in operating assets and liabilities:
Deferred offering costs	—	(46,725)
Prepaid expenses and other assets	2,423	—
Accounts payable	85,038	(24,037)
Income taxes payable	212,285	—
Franchise taxes payable	(150,000)	—

Net cash flows used in operating activities	(339,520)	(71,750)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sponsor note	—	77,225

Net cash flows provided by financing activities	—	77,225

NET INCREASE (DECREASE) IN CASH	(339,520)	5,475

CASH, BEGINNING OF PERIOD	1,192,945	609

CASH, END OF PERIOD	$853,425	$6,084

Supplemental disclosure of noncash activities:
Change in value of Class A common stock subject to possible redemption	$571,418	$—

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

As of March 31, 2019, the Company had not commenced any operations. All activity through March 31, 2019 relates to the Company’s formation and Initial Public Offering, which is described below, and since the offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the Initial Public Offering. The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on August 23, 2018. On August 28, 2018, the Company consummated the Initial Public Offering of 15,000,000 units (“Units”) with respect to the Class A Common Stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $150,000,000, which is discussed in Note 3.

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

The Company will provide its holders of the outstanding shares of its Class A Common Stock, par value $0.0001 (“Class A Common Stock”), sold in the Initial Public Offering (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares (as defined above) upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.10 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) have agreed to vote its Founder Shares (as defined in Note 4) and any Public Shares held by them in favor of approving a Business Combination. In addition, the Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.10 per share held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not included all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying financial statements include all adjustments, consisting of a normal and recurring nature, which are necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on April 1, 2019.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2019 and December 31, 2018.

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2019 and December 31, 2018, 16,000,303 and 15,943,727 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2019 and December 31, 2018, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Net Income Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. As of March 31, 2019 the Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 23,874,667 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts were accrued for the payment of interest as of March 31, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Support Services

The Company presently occupies office space provided by an affiliate of the Sponsor. The affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain administrative and support services, available to the Company, as may be required by the Company from time to time. The Company will pay the affiliate an aggregate of $2,000 per month for such office space, administrative and support services. During the three months ended March 31, 2019, total support services costs incurred were $6,000. No costs were incurred during the three months ended March 31, 2018.

The Company will pay an entity affiliated with the President a fee of approximately $16,667 per month until the earlier of the consummation of the Business Combination or liquidation. A bonus of $78,000 was paid out after the successful completion of the Initial Public Offering. The total amount of expense incurred to this entity was $46,154 and $0 for the three months ended March 31, 2019 and March 31, 2018, respectively.

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

Note 6 — Stockholders’ Equity

Common Stock

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. At March 31, 2019 and December 31, 2018, there were 928,586 and 985,162 (excluding 16,000,303 and 15,943,727 shares of Class A Common Stock subject to possible redemption) shares of Class A Common Stock issued and outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders of Class B Common Stock are entitled to one vote for each share. As of March 31, 2019 and December 31, 2018, there were 4,232,222 shares of Class B Common Stock outstanding after giving effect to the forfeiture of 80,278 shares to the Company by the Sponsor for no consideration since the underwriters’ 45-day over-allotment option was not exercised in full, so that the Initial Stockholders collectively own 20% of the Company’s issued and outstanding Common Stock after the Initial Public Offering.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As March 31, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2019	December 31, 2018
Assets:
Marketable securities in Trust Account	1	$173,274,478	$172,213,794

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Megalith Financial Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer MFA Investor Holdings LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware in November 2017 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more target businesses. We intend to effectuate our Business Combination using cash from the proceeds of our Initial Public Offering and the sale of the Private Placement Warrants that occurred simultaneously with the completion of our Initial Public Offering, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares in connection with an initial business combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2019 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2019, we had net income of $571,418, which consisted of operating costs of $276,981 and a provision for income taxes of $212,285, offset by interest income on marketable securities held in the Trust Account of $1,060,684.

Liquidity and Capital Resources

On August 28, 2018, we consummated the Initial Public Offering of 15,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $150,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 6,560,000 Private Placement Warrants. 5,810,000 of the Private Placement Warrants were sold to the Sponsor and 750,000 Private Placement Warrants were sold to the Underwriters at a price of $1.00 per warrant, generating gross proceeds of $6,560,000.

On September 21, 2018, in connection with the underwriters’ election to partially exercise their over-allotment option, we consummated the sale of an additional 1,928,889 Units and the sale of an additional 385,778, Private Placement Warrants, generating total gross proceeds of $19,674,667.

Following the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $170,981,779 was placed in the Trust Account.

For the three months ended March 31, 2019, cash used in operating activities was $339,520 which was comprised of our net income of $571,418, interest earned on marketable securities held in the Trust Account of $1,060,684, decrease in prepaid expenses of $2,423, increase in accounts payable of $85,038, increase in income taxes payable of $212,285 and decrease in franchise taxes payable of $150,000.

As of March 31, 2019, we had cash and marketable securities held in the Trust Account of $173,274,478 (including approximately $1,060,684 of interest income and unrealized gains for the first three months ended March 31, 2019) consisting of cash and U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which shall be net of taxes payable and excluding deferred underwriting commissions) to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2019, we had cash of $853,425 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.00 per warrant at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than the deferred underwriter commission discussed above, payment to an entity affiliated with the President a fee of approximately $16,667 per month until the earlier of the consummation of the Business Combination or liquidation, and an agreement to pay an affiliate of the Sponsor a monthly fee of $2,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on August 24, 2018 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and the Company’s liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net income (loss) per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. As of March 31, 2019 the Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 23,874,667 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method.

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

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Offer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on April 1, 2019. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on April 1, 2019, except we may disclose changes to such factors and disclose additional findings from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

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

MEGALITH FINANCIAL ACQUISITION CORP.

Date: May 15, 2019	By:	/s/ Sam Sidhu
	Name:	Sam Sidhu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2019	By:	/s/ Philip Watkins
	Name:	Philip Watkins
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)