Form 10-Q
period 2019-06-30
Megalith Financial Acquisition Corp
filed 2019-08-13
CIK 1725872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2019

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

As of August 13, 2019, 16,928,889 shares of Class A common stock, $0.0001 par value, and 4,232,222 shares of Class B common stock, $0.0001 par value, issued and outstanding.

MEGALITH FINANCIAL ACQUISITION CORPORATION

i

Megalith Financial Acquisition Corp.

BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$429,215	$1,192,945
Prepaid expenses and other current assets	58,821	71,869

Total current assets	488,036	1,264,814

OTHER ASSETS
Marketable securities held in trust account	174,189,472	172,213,794

Total other assets	174,189,472	172,213,794

TOTAL ASSETS	$174,677,508	$173,478,608

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$247,967	$258,559
Income taxes payable	324,096	216,846
Franchise taxes payable	40,000	200,000

Total current liabilities	612,063	675,405

LONG TERM LIABILITIES
Deferred underwriting fee payable	6,771,556	6,771,556

Total long term liabilities	6,771,556	6,771,556

Total liabilities	7,383,619	7,446,961

COMMITMENTS AND CONTINGENCIES
Class A common stock subject to possible redemption, $0.0001 par value, 16,068,701 and 15,943,727 shares at redemption value of $10.10 per share at June 30, 2019 and December 31, 2018, respectively.	162,293,880	161,031,643

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock; $0.0001 par value; 100,000,000 shares authorized; 860,188 and 985,162 shares issued and outstanding (excluding 16,068,701 and 15,943,727 shares subject to possible redemption), as of June 30, 2019 and December 31, 2018, respectively.	87	99

Class B Common Stock; $0.0001 par value; 10,000,000 shares authorized; 4,232,222 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively.	423	423
Additional paid-in capital	3,444,067	4,706,292
Retained earnings	1,555,432	293,190

Total stockholders’ equity	5,000,009	5,000,004

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$174,677,508	$173,478,608

The accompanying notes are an integral part of these financial statements.

Megalith Financial Acquisition Corp.

STATEMENTS OF OPERATIONS

	For the three months		For the six months
	ended June 30,		ended June 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
OPERATING EXPENSES
General and administrative	$17,263	$641	$119,619	$1,628
Legal and professional fees	57,769	-	130,239	-
Franchise tax	70,000	-	120,000	-
Support services - related party	59,846	-	112,000	-

Total expenses	204,878	641	481,858	1,628

OTHER INCOME
Interest income on investments held in Trust Account	1,115,194	-	2,175,878	-

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	910,316	(641)	1,694,020	(1,628)

Income tax expense	219,492	-	431,778	-

NET INCOME (LOSS)	$690,824	$(641)	$1,262,242	$(1,628)

Weighted average shares outstanding of Class A common stock	16,928,889	0	16,928,889	0
Basic and diluted net income per share, Class A	$0.05	$-	$0.10	$-

Weighted average shares outstanding of Class B common stock	4,232,222	3,750,000	4,232,222	3,750,000
Basic and diluted net income (loss) per share, Class B	$(0.03)	$(0.00)	$(0.09)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Megalith Financial Acquisition Corp.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock				Additional		Total
	Class A		Class B		paid-in	Retained	stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
For the Six Months Ended June 30, 2019 (Unaudited)

Balance, December 31, 2018	985,162	$99	4,232,222	$423	$4,706,292	$293,190	$5,000,004

Net income	-	-	-	-	-	571,418	571,418

Change in shares of Class A common stock subject to redemption	(56,576)	(5)	-	-	(571,413)	-	(571,418)

Balance, March 31, 2019	928,586	94	4,232,222	423	4,134,879	864,608	5,000,004

Net income	-	-	-	-	-	690,824	690,824

Change in shares of Class A common stock subject to redemption	(68,398)	(7)	-	-	(690,812)	-	(690,819)

Balance, June 30, 2019	860,188	$87	4,232,222	$423	$3,444,067	$1,555,432	$5,000,009

	Common stock				Additional		Total
	Class A		Class B		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
For the Six Months Ended June 30, 2018 (Unaudited)

Balance, December 31, 2017	-	$-	4,312,500	$431	$24,569	$(1,767)	$23,233

Net loss	-	-	-		-	(988)	(988)

Balance, March 31, 2018	-	-	4,312,500	431	24,569	(2,755)	22,245

Net loss						(641)	(641)

Balance, June 30, 2018	-	$-	4,312,500	$431	$24,569	$(3,396)	$21,604

The accompanying notes are an integral part of these financial statements.

Megalith Financial Acquisition Corp.

STATEMENTS OF CASH FLOWS

	For the six months	For the six months
	ended June 30,	ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,262,242	$(1,628)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned in Trust Account	(2,175,878)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	13,048	-
Deferred offering costs	-	(69,502)
Accounts payable	(10,592)	(22,113)
Income taxes payable	107,250	-
Franchise taxes payable	(160,000)	-

Net cash flows used in operating activities	(963,930)	(93,243)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment income released from Trust Account to pay taxes	200,200	-

Net cash flows provided by financing activities	200,200	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sponsor note	-	104,225

Net cash flows provided by financing activities	-	104,225

NET INCREASE (DECREASE) IN CASH	(763,730)	10,982

CASH, BEGINNING OF PERIOD	1,192,945	609

CASH, END OF PERIOD	$429,215	$11,591

Supplemental disclosure of noncash activities:
Change in value of Class A common stock subject to possible redemption	$1,262,237	$-

Supplemental cash flow disclosure:
Federal income taxes paid from operating account	$324,528	$-

The accompanying notes are an integral part of these unaudited financial statements.

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

As of June 30, 2019, the Company had not commenced any operations. All activity through June 30, 2019 relates to the Company’s formation and Initial Public Offering, which is described below, and since the offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the Initial Public Offering. The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on August 23, 2018. On August 28, 2018, the Company consummated the Initial Public Offering of 15,000,000 units (“Units”) with respect to the Class A Common Stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $150,000,000, which is discussed in Note 3.

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

Going Concern and Liquidity

As of June 30, 2019, the Company had a cash balance of $429,215 and a working capital deficit of $124,027, but $364,096 can be paid by interest income from investments held in the Trust Account, which includes interest income of $788,624 which is available to the Company for tax obligations and withdrawal of up to $100,000 for certain working capital purposes on an annual basis. During the six months ended June 30, 2019, the Company withdrew $200,200 of interest income to pay its franchise taxes.

Until the consummation of a Business Combination, the Company will be using funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because it becomes obligated to redeem a significant number of its public shares upon completion of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If the Company completes a Business Combination, the Company would repay such loaned amounts. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay any such loaned amounts and up to $100,000 of interest on an annual basis for certain working capital purposes, but no other proceeds from the Trust Account would be used for such repayment.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In addition, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the liquidity, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 28, 2020.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying financial statements include all adjustments, consisting of a normal and recurring nature, which are necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on April 1, 2019.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net loss.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2019 and December 31, 2018.

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2019 and December 31, 2018, 16,068,701 and 15,943,727 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2019 and December 31, 2018, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Net Income Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. As of June 30, 2019 the Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 23,874,667 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A common stock outstanding since the initial issuance. Net income (loss) per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the balance sheet carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Management has determined that a full valuation allowance on the deferred tax asset (related to start up costs) is appropriate at this time after consideration of all available positive and negative evidence related to the realization of the deferred tax asset.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts were accrued for the payment of interest as of June 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Support Services

The Company presently occupies office space provided by an affiliate of the Sponsor. The affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain administrative and support services, available to the Company, as may be required by the Company from time to time. The Company will pay the affiliate an aggregate of $2,000 per month for such office space, administrative and support services. During the six months ended June 30, 2019, total support services costs incurred were $12,000. No costs were incurred during the six months ended June 30, 2018.

The Company pays an entity affiliated with the President a fee of approximately $16,667 per month until the earlier of the consummation of the Business Combination or liquidation. A bonus of $78,000 was paid out after the successful completion of the Initial Public Offering. The total amount of expense incurred to this entity was $100,000 and $0 for the six months ended June 30, 2019 and June 30, 2018, respectively.

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

Note 6 — Stockholders’ Equity

Common Stock

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. At June 30, 2019 and December 31, 2018, there were 860,188 and 985,162 (excluding 16,068,701 and 15,943,727 shares of Class A Common Stock subject to possible redemption) shares of Class A Common Stock issued and outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders of Class B Common Stock are entitled to one vote for each share. As of June 30, 2019 and December 31, 2018, there were 4,232,222 shares of Class B Common Stock outstanding after giving effect to the forfeiture of 80,278 shares to the Company by the Sponsor for no consideration since the underwriters’ 45-day over-allotment option was not exercised in full, so that the Initial Stockholders collectively own 20% of the Company’s issued and outstanding Common Stock after the Initial Public Offering.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As June 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2019	December 31, 2018
Assets:
Marketable securities in Trust Account	1	$174,189,472	$172,213,794

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

Overview

We are a blank check company formed under the laws of the State of Delaware in November 2017 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more target businesses. We intend to effectuate our Business Combination using cash from the proceeds of our Initial Public Offering and the sale of the Private Placement Warrants that occurred simultaneously with the completion of our Initial Public Offering, and proceeds from offerings of our capital stock, debt or a combination of cash, stock and debt.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2019 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2019, we had net income of $690,824 which consisted of operating costs of $204,878, and a provision for income taxes of $219,492, offset by interest income on marketable securities held in the Trust Account of $1,115,194.

For the six months ended June 30, 2019, we had net income of $1,262,242, which consisted of operating costs of $481,858 and a provision for income taxes of $431,778, offset by interest income on marketable securities held in the Trust Account of $2,175,878.

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

For the six months ended June 30, 2019, cash used in operating activities was $963,930 which was comprised of our net income of $1,262,242, interest earned on marketable securities held in the Trust Account of $2,175,878, decrease in prepaid expenses and other current assets of $13,048, decrease in accounts payable of $10,592, increase in income taxes payable of 107,250, and a decrease in franchise taxes payable of $160,000.

As of June 30, 2019, we had cash and marketable securities held in the Trust Account of $174,189,472 (including approximately $2,175,878 of interest income and unrealized gains and a transfer out of $200,200 to the Operating Account for payment of franchise tax paid) consisting of cash and U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes.

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

At June 30, 2019, we had cash of $429,215 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net income (loss) per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. As of June 30, 2019 the Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 23,874,667 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A common stock outstanding since the initial issuance. Net income (loss) per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Offer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

MEGALITH FINANCIAL ACQUISITION CORP.

Date: August 13, 2019	By:	/s/ Sam Sidhu
	Name:	Sam Sidhu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2019	By:	/s/ Philip Watkins
	Name:	Philip Watkins
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)