Form 10-Q
period 2019-09-30
Megalith Financial Acquisition Corp
filed 2019-11-13
CIK 1725872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2019

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

As of November 12, 2019, 16,928,889 shares of Class A common stock, $0.0001 par value, and 4,232,222 shares of Class B common stock, $0.0001 par value, issued and outstanding.

MEGALITH FINANCIAL ACQUISITION CORPORATION

i

Megalith Financial Acquisition Corp.

BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$685,621	$1,192,945
Prepaid expenses and other current assets	48,196	71,869

Total current assets	733,817	1,264,814

OTHER ASSETS
Marketable securities held in trust account	174,618,157	172,213,794

Total other assets	174,618,157	172,213,794

TOTAL ASSETS	$175,351,974	$173,478,608

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$236,169	$258,559
Income taxes payable	448,145	216,846
Franchise taxes payable	40,000	200,000

Total current liabilities	724,314	675,405

LONG TERM LIABILITIES
Deferred underwriting fee payable	6,771,556	6,771,556

Total long term liabilities	6,771,556	6,771,556

Total liabilities	7,495,870	7,446,961

COMMITMENTS AND CONTINGENCIES
Class A common stock subject to possible redemption, $0.0001 par value, 16,124,366 and 15,943,727 shares at redemption value of $10.10 per share at September 30, 2019 and December 31, 2018, respectively.	162,856,097	161,031,643

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock; $0.0001 par value; 100,000,000 shares authorized; 804,523 and 985,162 shares issued and outstanding (excluding 16,124,366 and 15,943,727 shares subject to possible redemption), as of September 30, 2019 and December 31, 2018, respectively.	81	99

Class B Common Stock; $0.0001 par value; 10,000,000 shares authorized; 4,232,222 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.	423	423
Additional paid-in capital	2,881,856	4,706,292
Retained earnings	2,117,647	293,190

Total stockholders’ equity	5,000,007	5,000,004

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$175,351,974	$173,478,608

The accompanying notes are an integral part of these financial statements.

Megalith Financial Acquisition Corp.

STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
OPERATING EXPENSES
General and administrative	$24,411	$21,614	$144,030	$23,243
Legal and professional fees	30,383	-	160,622	-
Franchise tax	40,000	200,000	160,000	200,000
Support services - related party	52,154	95,385	164,154	95,385

Total expenses	146,948	316,999	628,806	318,628

OTHER INCOME
Interest income on investments held in Trust Account	887,300	241,523	3,063,178	241,523

Total other income	887,300	241,523	3,063,178	241,523

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	740,352	(75,476)	2,434,372	(77,105)

Income tax expense	178,137	50,720	609,915	50,720

NET INCOME (LOSS)	$562,215	$(126,196)	$1,824,457	$(127,825)

Weighted average shares outstanding of Class A common stock	16,928,889	15,542,500	16,928,889	15,542,500
Basic and diluted net income (loss) per share, Class A	$0.04	$(0.00)	$0.14	$(0.00)

Weighted average shares outstanding of Class B common stock	4,232,222	4,232,222	4,232,222	4,232,222
Basic and diluted net loss per share, Class B	$(0.03)	$(0.03)	$(0.11)	$(0.03)

The accompanying notes are an integral part of these financial statements.

Megalith Financial Acquisition Corp.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock				Additional		Total
For the Nine Months Ended	Class A		Class B		paid-in	Retained	stockholder’s
September 30, 2019 (Unaudited)	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance, December 31, 2018	985,162	99	4,232,222	423	4,706,292	293,190	5,000,004

Net income	-	-	-	-	-	571,418	571,418

Change in shares of Class A common stock subject to redemption	(56,576)	(5)	-	-	(571,413)	-	(571,418)

Balance, March 31, 2019	928,586	94	4,232,222	423	4,134,879	864,608	5,000,004

Net income	-	-	-	-	-	690,824	690,824

Change in shares of Class A common stock subject to redemption	(68,398)	(7)	-	-	(690,812)	-	(690,819)

Balance, June 30, 2019	860,188	87	4,232,222	423	3,444,067	1,555,432	5,000,009

Net income	-	-	-	-	-	562,215	562,215

Change in shares of Class A common stock subject to redemption	(55,665)	(6)	-	-	(562,211)	-	(562,217)

Balance, September 30, 2019	804,523	$81	4,232,222	$423	$2,881,856	$2,117,647	$5,000,007

	Common stock				Additional		Total
For the Nine Months Ended	Class A		Class B		paid-in	Accumulated	stockholder’s
September 30, 2018 (Unaudited)	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance, December 31, 2017	-	$-	4,312,500	$431	$24,569	$(1,767)	$23,233

Net loss	-	-	-		-	(988)	(988)

Balance, March 31, 2018	-	-	4,312,500	431	24,569	(2,755)	22,245

Net loss						(641)	(641)

Balance, June 30, 2018	-	-	4,312,500	431	24,569	(3,396)	21,604

Sale of Units in Initial Public Offering	16,928,889	1,693	-	-	169,287,197	-	169,288,890

Sale of Private Placement Warrants	-	-	-	-	6,945,778	-	6,945,778

Forfeiture of Shares of Class B common stock	-	-	(80,278)	(8)	8	-	-

Underwriting fees and offering Costs	-	-	-	-	(10,521,211)	-	(10,521,211)

Change in shares subject to redemption	(15,901,867)	(1,590)	-	-	(160,607,267)	-	(160,608,857)

Net loss	-	-	-	-	-	(126,196)	(126,196)

Balance, September 30, 2018	1,027,022	$103	4,232,222	$423	$5,129,074	$(129,592)	$5,000,008

The accompanying notes are an integral part of these financial statements.

Megalith Financial Acquisition Corp.

STATEMENTS OF CASH FLOWS

	For the nine months
	ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,824,457	$(127,825)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest earned in Trust Account	(3,063,178)	(241,523)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	23,673	(82,490)
Accounts payable	(22,390)	206,682
Income taxes payable	231,299	50,720
Franchise taxes payable	(160,000)	200,000

Net cash flows provided by (used in) in operating activities	(1,166,139)	5,564

CASH FLOWS FROM INVESTING ACTIVITIES
Cash remitted to Trust Account	-	(170,981,779)
Investment income released from Trust Account to pay taxes	658,815	-

Net cash flows provided by (used in) investing activities	658,815	(170,981,779)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of private placement warrants	-	6,945,778
Proceeds from Initial Public Offering	-	169,288,890
Payment of underwriter compensation	-	(3,192,889)
Payment of offering costs	-	(475,382)
Repayment of due to affiliates	-	(32,726)
Proceeds from Sponsor note	-	105,500
Repayment of Sponsor note	-	(107,500)

Net cash flows provided by financing activities	-	172,531,671

NET INCREASE (DECREASE) IN CASH	(507,324)	1,555,456

CASH, BEGINNING OF PERIOD	1,192,945	609

CASH, END OF PERIOD	$685,621	$1,556,065

Supplemental disclosure of noncash activities:
Change in value of Class A common stock subject to possible redemption	$1,824,454	$160,608,857
Deferred underwriters’ commissions payable charged to additional paid-in capital in connection with the public offering	$-	$6,771,556
Forfeiture of shares of Class B common stock	$-	$8

Supplemental cash flow disclosure:
Federal income taxes paid	$378,616	$-

The accompanying notes are an integral part of these unaudited financial statements.

Megalith Financial Acquisition Corp.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

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

As of September 30, 2019, the Company had not commenced any operations. All activity through September 30, 2019 relates to the Company’s formation and Initial Public Offering, which is described below, and since the offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the Initial Public Offering. The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on August 23, 2018. On August 28, 2018, the Company consummated the Initial Public Offering of 15,000,000 units (“Units”) with respect to the Class A Common Stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $150,000,000, which is discussed in Note 3.

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

Going Concern and Liquidity

As of September 30, 2019, the Company had a cash balance of $685,621 and a working capital surplus of $9,503.Current liabilities totaling $488,145 can be paid by interest income from investments held in the Trust Account. During the nine months ended September 30, 2019, the Company withdrew $658,815 of interest income to pay its federal income tax estimates and franchise taxes.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2019 and December 31, 2018.

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2019 and December 31, 2018, 16,124,366 and 15,943,727 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2019 and December 31, 2018, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. As of September 30, 2019 the Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 23,874,667 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s statements of operations include a presentation of income per share for Class A common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A common stock outstanding since the initial issuance. Net income (loss) per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts were accrued for the payment of interest as of September 30, 2019 or December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Related Party Loans

On November 27, 2017, the Sponsor had agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note, amended and restated on September 30, 2018 (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2018 or as soon as practical after the Initial Public Offering. The Company fully repaid these amounts to the Sponsor in September 2018.

Due to affiliates

In conjunction with the formation of the Company, affiliates of the Sponsor paid $32,726 of organizational and deferred offering costs on behalf of the Company. The Company fully repaid these amounts to the affiliates in September 2018.

Support Services

The Company presently occupies office space provided by an affiliate of the Sponsor. The affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain administrative and support services, available to the Company, as may be required by the Company from time to time. The Company will pay the affiliate an aggregate of $2,000 per month for such office space, administrative and support services. During the three and nine months ended September 30, 2019, total support services costs incurred were $6,000 and $18,000, respectively and $2,000 during the three and nine months ended September 30, 2018

The Company pays an entity affiliated with the President a fee of approximately $7,692 every two weeks until the earlier of the consummation of the Business Combination or liquidation. A bonus of $78,000 was paid out after the successful completion of the Initial Public Offering. The total amount of expense incurred to this entity was $146,154 and $93,385 for the nine months ended September 30, 2019 and September 30, 2018, respectively. The total amount of expense incurred to this entity was $46,154 and $93,385 for the three months ended September 30, 2019 and September 30, 2018, respectively.

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

Note 6 — Stockholders’ Equity

Common Stock

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. At September 30, 2019 and December 31, 2018, there were 804,523 and 985,162 (excluding 16,124,366 and 15,943,727 shares of Class A Common Stock subject to possible redemption) shares of Class A Common Stock issued and outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders of Class B Common Stock are entitled to one vote for each share. As of September 30, 2019 and December 31, 2018, there were 4,232,222 shares of Class B Common Stock outstanding after giving effect to the forfeiture of 80,278 shares to the Company by the Sponsor for no consideration since the underwriters’ 45-day over-allotment option was not exercised in full, so that the Initial Stockholders collectively own 20% of the Company’s issued and outstanding Common Stock after the Initial Public Offering.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As September 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2019	December 31, 2018
Assets:
Marketable securities held in Trust Account	1	$174,618,157	$172,213,794

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2019 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance, and other purposes, as well as for due diligence expenses.

For the three months ended September 30, 2019, we had net income of $562,215 which consisted of operating costs of $146,948, and a provision for income taxes of $178,137, offset by interest income on marketable securities held in the Trust Account of $887,300.

For the nine months ended September 30, 2019, we had net income of $1,824,457, which consisted of operating costs of $628,806 and a provision for income taxes of $609,915, offset by interest income on marketable securities held in the Trust Account of $3,063,178.

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

For the nine months ended September 30, 2019, cash used in operating activities was $1,166,139 which was comprised of our net income of $1,824,457, interest earned on marketable securities held in the Trust Account of $3,063,178, decrease in prepaid expenses and other current assets of $23,673, decrease in accounts payable of $22,390, increase in income taxes payable of 231,299, and a decrease in franchise taxes payable of $160,000.

As of September 30, 2019, we had cash and marketable securities held in the Trust Account of $174,618,157 (including approximately $4,295,194 of interest income and unrealized gains and net of transfers out of $658,815 to the Operating Account for payment of federal income tax estimates and franchise taxes paid) consisting of cash and U.S. Treasury Bills with a maturity of 180 days or less. The balance of interest income held in the Trust Account may be used by us to pay taxes.

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

At September 30, 2019, we had cash of $685,621 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net income (loss) per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. As of September 30, 2019 the Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 23,874,667 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s statements of operations include a presentation of income per share for Class A common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A common stock outstanding since the initial issuance. Net income (loss) per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Offer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

MEGALITH FINANCIAL ACQUISITION CORP.

Date: November 13, 2019	By:	/s/ Sam Sidhu
	Name:	Sam Sidhu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2019	By:	/s/ Philip Watkins
	Name:	Philip Watkins
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)