Form 10-K
period 2019-12-31
Megalith Financial Acquisition Corp
filed 2020-03-16
CIK 1725872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of June 30, 2019, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A common stock on June 28, 2019, was approximately $170.0 million.

As of March 13, 2020, there were 16,928,889 shares of Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”) and 4,232,222 shares of the Company’s Class B common stock, par value $0.0001 per share (“Class B Common Stock”), of the registrant issued and outstanding.

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

Overview

We are a blank check company incorporated as a Delaware corporation in November 2017 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. We have generated no operating revenues to date and we will not generate operating revenues until we consummate our initial business combination.

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

We believe the financial services industry has experienced significant amount of changes over the last several years as new companies providing technology, software, and digital platforms have entered the market. According to a report by KPMG, there was over $135 billion invested in global fintech companies in 2019 alone.   Fintech companies exist across many industries within financial services, including banking technology, payment and financial transaction processing, capital markets, wealth management, insurance, and financial management systems.

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

We believe our competitive strengths to be the following:

●	Public Company Operating Expertise — Our Executive Chairman, Mr. Sidhu, has a 26 year track record of market outperformance as chief executive officer of public companies. Our collective management team, with over 50 cumulative years of experience as either chief executive officers or directors of publicly traded companies, have the ability to shepherd targets through the “going public” process, and to navigate the ongoing challenges of operating as a public company. We anticipate that one or more members of our management team or board, would remain on the board of the company post business combination.

●	Experience Scaling Companies — The majority of the potential acquisition targets we have evaluated were sub-billion dollar companies. Given the challenges involved in scaling small and medium sized companies into billion dollar companies, we believe the fact that multiple members of our management team have experience growing and scaling companies into multi-billion dollar enterprises will be looked at positively by the management of the target company, as well as the sellers, who will likely retain meaningful ownership post business combination. Specifically, as chief executive officer, Jay Sidhu grew Sovereign Bank from a market cap of approximately $20 million to $12 billion. Again as chief executive officer, Mr. Sidhu grew Customers Bank from a troubled bank with minimal equity value into an $11 billion dollar asset bank. Chad Hurley, co-founded YouTube which he sold to Google for $1.65 billion, and remained as chief executive officer growing the company into one of the most visited websites in the world. Additionally, as President at Thomson Reuters, Eric Frank led the integration of Thomson Financial and Reuters Research & Asset Management, and was responsible for running the combined business which consisted of over $2.3 billion in annual revenues.

●	Expertise in Regulated Industries — Many of the potential acquisition targets we have considered operate within a closely regulated industry. We believe that the expertise within our management team around closely regulated financial industries will be advantageous when evaluating certain acquisition targets. Raj Date, a Director, previously served as Deputy Director of the Consumer Financial Protection Bureau, and on the senior staff committee of the Financial Stability Oversight Council and as a statutory deputy to the FDIC Board. Additionally, Jay Sidhu, our Executive Chairman, has over 25 years of experience leading companies that operate within closely regulated financial industries.

●	Broad Sector Focused Expertise — Our management team brings deep expertise in a wide range of sub-sectors within our target industries. We believe that our diverse range of expertise increases our chances of identifying a business combination target where we have the expertise to appropriately diligence the investment and to provide value post business combination. Specifically, members of our management team have experience operating, investing or serving on boards of companies in the following sub-sectors: payment processing, loyalty/rewards, mobile payments, banking, lending, alternative lending, bank technology, regulatory technology, compliance management, risk management, financial data & analytics and blockchain.

●	Investment Expertise — Our management team has extensive experience in identifying, evaluating, structuring, acquiring, and investing in privately held companies. Collectively, the members of our management team alone have been involved with or led over 50+ acquisitions.

●	Extensive Deal Sourcing Network — We also believe that our management team, along with our board, is well positioned to source acquisition opportunities through proprietary relationships with the founders, C-suite executives and board members of banking, financial services and fintech companies, relationships with private equity and venture capital firms, and through investment bankers who we believe are likely to provide us with potential combination targets.

●	Flexible Structure — With a public market for our common stock and $175 million in trust, we have flexibility to be able to offer a target business a variety of options in structuring a transaction and funding future growth. Flexibility in using our capital stock, debt, cash or a mixture of the foregoing, allows us to work with a target company to accommodate their needs.

●	Public Company Status — We believe our status as a public company will make us an attractive transaction partner to prospective target businesses. As a public company, we believe the target business would benefit from greater access to capital to fund future growth initiatives, further means of creating incentive and compensation plans for management that are closely aligned with shareholder’s interests, and increased recognition and awareness potentially benefitting sales and recruiting.

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

●	Enterprise Value. We have attempted to identify one or more acquisition targets that have a combined enterprise value of at least $400 million and up to $1.25 billion.

●	Post-Acquisition Growth. We have attempted to identify one or more companies that we believe will either experience continued substantial organic growth post acquisition or present the opportunities for add-on acquisitions through identification of multiple actionable target companies.

●	Strong Management Team. We have attempted to identify companies with strong and experienced public-ready management teams. Specifically, we will look for management teams that have a proven track record of driving revenue and value creation for their shareholders.

●	Leadership Position. We have attempted to identify one or more companies that have a leadership position in their industry or a defensible niche within a target market as a result of differentiated technology or other competitive advantages.

●	Favorable Industry Trends. We have attempted to identify one or more companies competing in an industry that enjoys favorable growth prospects and competitive dynamics. Specifically, industries that are projected to have sustained growth while also enjoying diverse supplier and customers bases, and high barriers to entry.

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

Our Business Combination Process

In evaluating prospective business combinations, we have conducted and will continue to conduct a thorough due diligence review process that encompasses, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deemed appropriate. We also utilized our expertise’s expertise analyzing fintech companies and evaluating operating projections, financial projections and determining the appropriate return expectations given the risk profile of the target business.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, directors or their affiliates. In the event that we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers, directors or their affiliates, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire, or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Certain of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any such officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

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

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for shares of our Class A common stock (or shares of a new holding company) or for a combination of shares of our Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost effective method to become a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

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

Financial Position

With funds available for an initial business combination, currently (as of December 31, 2019) in the amount of $175.4 million (including deferred underwriting commissions), before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

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

A total of $170,981,779, (or $10.10 per Unit) comprised of $164,036,001 of the proceeds from the IPO (including the Over-Allotment Units) and $6,945,778 of the proceeds of the sale of the Private Placement Warrants, was placed in a U.S.-based trust account, maintained by Continental Stock Transfer& Trust Company, acting as trustee.

Our Units began trading on August 24, 2018 on the NYSE under the symbol MFAC.U. Commencing on September 21, 2018, the securities comprising the units began separate trading. The units, common stock, and warrants are trading on the NYSE under the symbols “MFAC.U,” “MFAC” and “MFAC.W,” respectively.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering, the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination, shares issued to the owners of the target, debt issued to banks or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, the purchase of other companies or working capital purposes.

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

We are not prohibited from pursuing an initial business combination with a target that is affiliated with our sponsor, officers, directors or their affiliates or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers, directors or their affiliates. In the event that we seek to complete our initial business combination with a target that is affiliated with our sponsor, officers, directors or their affiliates, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire, or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account, as of December 31, 2019, was $10.36 per public share before deducting dissolution expenses. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to Chardan. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

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

In the event that we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

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

We expect to use the amounts held outside the trust account ($482,665 as of December 31, 2019) to pay for all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any franchise and income tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay franchise and income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

Although we have been seeking and will continue to seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. WithumSmith+Brown, PC, our independent registered public accounting firm, and Chardan, the representative of the underwriters of the offering, will not execute agreements with us waiving such claims to the monies held in the trust account.

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

We have been seeking and will continue to seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to amounts held outside of the trust account ($482,665 as of December 31, 2019), to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000) but these amounts may be spent on expenses incurred as a result of being a public company or due diligence expenses on prospective business combination candidates. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

We are required to evaluate our internal control procedures over financial reporting for the fiscal year ended December 31, 2019 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or are no longer an emerging growth company and are an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls over financial reporting of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

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

We are a blank check company with limited operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with limited operating results. Because we lack significant operating history, you have little basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.36 per share, or less than such amount in certain circumstances, based on the balance of our trust account as of December 31, 2019 and before deducting dissolution expenses, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination by May 2020. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.36 per share, based on the balance of our trust account as of December 31, 2019 and before deducting dissolution expenses, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares.

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

Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

As of December 31, 2019 we have $482,665 held outside the trust account. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant at the option of the lender. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.10 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2019, we had approximately $482,665 in cash and working capital deficit of $243,892. Further, we have incurred and expect to continue to incur costs in pursuit of our financing and acquisition plans. Management’s plans to address this need for capital are discussed in the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2019, there were 83,071,111 authorized but unissued shares of Class A common stock and 5,687,500 Class B common stock, respectively, available for issuance, which amount takes into account the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants but not the shares of Class A common stock issuable upon conversion of Class B common stock. There are no shares of preferred stock issued and currently outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination. Shares of Class B common stock are also convertible at the option of the holder at any time.

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

As of December 31, 2019, $175,410,617 was available for completing our initial business combination (which includes up to $6,771,556 for the payment of underwriting commission).

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

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-initial business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. As of December 31, 2019, our initial stockholders collectively beneficially own 20% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls over financial reporting beginning with this report. Since we are not deemed to be a large accelerated filer or an accelerated filer, we are not required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Holders

On March 12, 2020, there was one holder of record of our units, one holder of record of our Class A common stock and seven holders of record of our warrants.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2019 were organizational activities, efforts relating to the Initial Public Offering, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash marketable securities held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combination candidates.

For the year ended December 31, 2019, we had net income of $2,363,522 which consists of operating costs of $799,387 and a provision for income taxes of $788,018, offset by interest income on marketable securities held in the Trust Account of $3,950,927.

For the year ended December 31, 2018, we had net income of $294,957, which consists of operating costs of $720,212, offset by interest income on marketable securities held in the Trust Account of $1,232,015.

Liquidity and Capital Resources

The completion of the Initial Public Offering and simultaneous Private Placement, inclusive of the underwriters’ exercise of their over-allotment option, generated gross proceeds to the Company of $170,981,779. Related transaction costs amounted to $10,521,211, consisting of $3,192,889 of underwriting fees, $6,771,556 of deferred underwriting commissions payable (which are held in the Trust Account) and $556,766 of other costs. As of December 31, 2019, $482,665 of cash was held outside of the Trust Account and was available for working capital purposes, including paying business, legal and accounting due diligence costs on prospective acquisitions and continuing general and administrative expenses.

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

Off-balance sheet financing arrangements

As of December 31, 2019 and 2018, we did not have obligations, assets or liabilities which would be considered off-balance sheet arrangements as defined in Item 303(a)(4)(ii). We are not a party to any transaction that creates relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Contractual obligations

As of December 31, 2019, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the deferred underwriter commission discussed above, payment to an entity affiliated with the President a fee of approximately $16,667 per month until the earlier of the consummation of the Business Combination or liquidation, as well as a bonus of $78,000 which was paid out after the successful completion of the Initial Public Offering, and an agreement to pay the sponsor a monthly fee of $2,000 for office space, utilities and administrative support provided to the Company. We began incurring these fees on August 24, 2018 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination or the Company’s liquidation.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2019 and 2018, 16,177,739 and 15,943,727 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

Reference is made to pages F-1 through F-18 comprising a portion of this Annual Report on Form 10-K.

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

Management’s Report on Internal Controls over Financial Reporting

 Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission for newly public companies (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth fiscal quarter of the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Jay S. Sidhu	68	Executive Chairman of the Board
Samvir S. Sidhu	36	Chief Executive Officer and Director
A.J. Dunklau	36	President
Philip Watkins	35	Chief Financial Officer
Chad Hurley	43	Director
Raj Date	48	Director
Eric Frank	55	Director
Bhanu Choudhrie	41	Director
Kuldeep Malkani	44	Director

Jay S. Sidhu has been the Executive Chairman of our Board of Directors commencing since August 2018. Mr. Sidhu is one of the managing members of our sponsor. He has been the Chief Executive Officer and Chairman of the Board of Customers Bancorp, Inc. (NYSE:CUBI) since 2010. He is also the Executive Chairman of Customers Bank and served as its Chief Executive Officer from 2009 until February 2020. Mr. Sidhu is also the Executive Chairman of BankMobile and BankMobile Technologies, each of which is an affiliate of Customers Bancorp. He was the Chief Executive Officer of Sovereign Bancorp Inc. (NYSE: SOV) from 1989 until 2006. He served as the Chairman of Santander Holdings USA, Inc., from 2002 to 2006. Mr. Sidhu also served as a Director of Banco Santander, S.A. in 2006. From 2010, Mr. Sidhu was a director of Atlantic Coast Financial Corporation (NASDAQ: ACFC), the holding company for Atlantic Coast Bank, a federal savings bank, and served as its Non-Executive Chairman of the board of directors from 2011 to 2012. He served as the Vice Chairman of Atlantic Coast Financial Corporation from 2016 until its merger with Ameris Bank in May 2018. He was the Chairman and Chief Executive Officer of Sidhu Advisors, LLC, a Florida based private equity and financial services consulting firm, from 2007 to the first quarter of 2009. He served as a Director of Old Guard Group, Inc. (NASDAQ: OGGI), a property and casualty insurance company from 1999 to 2001. Mr. Sidhu has received Financial World’s Chief Executive Officer of the year award, and has also been named Turnaround Entrepreneur of the Year. In 2016, he was named Financial Technology Entrepreneur of the year by Ernst & Young LLP. He holds a BBA from Banaras University (India) and an M.B.A. from Wilkes University. Mr. Sidhu is a Graduate of the Harvard University Business School’s Chief Executive Officer Leadership Course. Mr. Sidhu helped to establish the Jay Sidhu School of Business and Leadership, at his alma mater, Wilkes University. Mr. Sidhu is the father of Mr. Samvir S. Sidhu, our Chief Executive Officer. We believe Mr. Jay Sidhu is well-qualified to serve as a member of the board due to his extensive experience in the financial services industry, financial technology industry, public company experience and business leadership.

Samvir S. Sidhu has served as a Director and as our Chief Executive Officer since inception. He became Vice Chairman and Chief Operating Officer at Customers Bank and Head of Corporate Development at Customers Bancorp in February of 2020 and has served as a member of the Board of Directors of Customers Bank since 2012. He is also the Chief Executive Officer of Megalith Capital Management, which he founded in 2010. Prior to founding Megalith Capital, Mr. Sidhu worked in private equity at Providence Equity Partners from 2007 to 2009 and from 2011 to 2012, and worked as an investment banker in the Technology, Media, and Telcom group at Goldman Sachs Group Inc. (NYSE: GS) from 2005 to 2007. Mr. Sidhu received his Bachelors of Science in Finance from the Wharton School at the University of Pennsylvania and an MBA from the Harvard Business School. Mr. Sidhu is the son of Mr. Jay S. Sidhu, our Executive Chairman. We believe Mr. Sam Sidhu is well-qualified to serve as a member of the board due to his experience in the financial services industry, business leadership, and extensive investing experience.

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

Philip Watkins has served as our Chief Financial Officer since inception. He has been a Principal of Megalith Capital Management since 2013 and serves as a member of the investment committee. In January 2020 he joined Customers Bank as Banking Group Head, Commercial Real Estate. Prior to joining Megalith Capital, from 2011 to 2013 Mr. Watkins worked at Morgan Stanley Real Estate Investing where he was responsible for underwriting, structuring, and closing investments across a wide range of asset classes and throughout the capital structure. From 2007 to 2009 he worked at Forman Capital, a structured finance lending firm, and from 2006 to 2007 he worked at Kolter Group, a real estate investment and development firm. Mr. Watkins received his Bachelors of Science in Business Administration, cum laude, from the University of Florida and an MBA from the Harvard Business School.

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

Bhanu Choudhrie has served as a director since August 2018. Mr. Choudhrie is one of the managing members of our sponsor. Mr. Choudhrie is a private equity investor with investments in the United States, United Kingdom, Europe and Asia. He has served as a Director of Customers Bank since July 2009, and was an original member of Customers Bancorp’s Board (NYSE:CUBI). On January 30, 2013, Customers Bancorp’s Board of Directors re-appointed Mr. Choudhrie to a vacant Board seat and he has served as a Director of Customers Bancorp since then. Mr. Choudhrie was a Director of Atlantic Coast Financial Corporation from July 2010 and a Director of Atlantic Coast Bank (a subsidiary of Atlantic Coast Financial Corporation (NASDAQ:ACFC) with main offices in Jacksonville, Florida) from February 2016 until the merger of Atlantic Coast Financial Corporation into Ameris Bank in May 2018. Mr. Choudhrie has also been aDirector of C&C Alpha Group Limited since November 2006 through February 2014 and then reappointed in August 2014. C&C Alpha Group Limited is a London based family private equity group, which was founded in 2002 and has established offices in several countries. He is also a Director of C&C Alpha Group Investments Ltd, a Dubai entity. Mr. Choudhrie serves as a Director or officer of various investment or operating entities formed and/or doing business in the United States, United Kingdom, Europe and Asia. He also currently serves as a Trustee of Path to Success, a United Kingdom registered charity, and as a Director and President of the Choudhrie Family Foundation, a U.S. foundation. Mr. Choudhrie completed the Harvard Business School Owner/President Management Program. We believe Mr. Choudhrie is well-qualified to serve as a member of the board due to his extensive experience in private equity and banking.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

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

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based upon its review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 12, 2020 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 16,928,889 shares of Class A common stock underlying the units sold in our initial public offering, and 4,232,222 Class B common stock outstanding as of March 12, 2020. Voting power represents the combined voting power of Class A common stock and Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the Class A common stock and the Class B common stock vote together as a single class. Currently, all of the Class B common stock are convertible into Class A common stock on a one-for-one basis. The table below does not include the Class A common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Common Stock	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Common Stock	Approximate Percentage of Outstanding Common Stock
MFA Investor Holdings LLC(3)	—	—	4,232,222	100%	20%
Jay S. Sidhu(3)	—	—	4,232,222	100%	20%
Sam S. Sidhu(3)	—	—	—	—	—
A.J. Dunklau(3)	—	—	—	—	—
Philip Watkins(3)	—	—	—	—	—
Bhanu Choudhrie(3)	—	—	4,232,222	100%	20%
Raj Date(3)	—	—	—	—	—
Eric Frank(3)	—	—	—	—	—
Chad Hurley(3)	—	—	—	—	—
Kuldeep Malkani(3)	—	—	—	—	—
All executive officers and directors as a group (9 individuals)	—	—	4,232,222	100%	20%
Polar Asset Management Partners Inc.(4)	1,200,000	7.1%	—	—	5.7%
Karpus Investment Management(5)	2,186,105	12.9%	—	—	10.3%
Periscope Capital Inc.(6)	1,214,000	7.2%	—	—	5.7%
Weiss Asset Management LP(7)	1,063,339	6.3%	—	—	5.0%
UBS O’Connor LLC(8)	886,236	5.2%	—	—	4.2%
OxFORD Asset Management LLP(9)	971,487	5.7%	—	—	4.6%
Millennium Management LLC(10)	975,000	5.8%	—	—	4.6%

*	less than 1%
1)	Unless otherwise noted, the business address of each of the following entities or individuals is 535 5th Ave, 29th Floor, New York, NY, 10017.
2)	Interests shown consist solely of founders shares, classified as Class B common stock. Such shares will convert into Class A common stock on a one-for-one basis, subject to adjustment.
3)	Our sponsor is the record holder of such shares. Jay S. Sidhu, our Executive Chairman, and Bhanu Choudhrie, one of our directors, are the managing members of our sponsor and have voting and investment discretion with respect to the common stock held by our sponsor. As such, they may be deemed to have beneficial ownership of the common stock held directly by our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
4)	According to a Schedule 13G filed with the SEC on February 14, 2019, Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, has sole voting and dispositive power with respect to shares reported therein. The shares reported therein are directly held by Polar Multi-Strategy Master Fund, a Cayman Islands exempted company, to which Polar Asset Management Partners Inc. serves as the investment advisor. The address of the principal business office of each of the reporting persons is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.
5)	According to a Schedule 13G/A filed with the SEC on February 14, 2020, Karpus Investment Management, a New York corporation (“KIM”), has the sole voting and dispositive power over 1,842,038 shares of Class A common stock of the Company. Accounts managed by KIM (the “Accounts”) have the right to receive all dividends from, and any proceeds from the sale of the shares. None of the Accounts has an interest in shares constituting more than 5% of the shares of the Company outstanding. The address of the principal business office of the reporting person is 183 Sully’s Trail, Pittsford, New York 14534.
6)	According to a Schedule 13G filed with the SEC on February 14, 2020, Periscope Capital Inc. (“Periscope”), which is the beneficial owner of 854,800 shares, acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds (each, a “Periscope Fund”) that collectively directly own 359,200 shares. The address of the principal business office of the reporting person is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.
7)	According to a Schedule 13G filed with the SEC on February 14, 2020, Weiss Asset Management is the sole investment manager to a private investment partnership (the “Partnership”) and a private investment fund (“Fund”). WAM GP is the sole general partner of Weiss Asset Management. Andrew Weiss is the managing member of WAM GP. Shares reported for WAM GP, Andrew Weiss, and Weiss Asset Management include shares beneficially owned by the Partnership and the Fund. Each of WAM GP, Weiss Asset Management, and Andrew Weiss disclaims beneficial ownership of the shares reported herein as beneficially owned by each except to the extent of their respective pecuniary interest therein. The address of the principal business office of the reporting person is 222 Berkeley St., 16th Floor, Boston, Massachusetts 02116.

8)	According to a Schedule 13G filed with the SEC on February 13, 2020, UBS O’Connor LLC serves as the investment manager to (i) Nineteen77 Global Multi-Strategy Alpha Master Limited (“GLEA”) and (ii) Nineteen77 Global Merger Arbitrage Master Limited (“OGMA”). In such capacity, UBS O’Connor LLC exercises voting and investment power over shares held for the account of GLEA and OGMA. The address of the principal business office of the reporting person is One North Wacker Drive, 32nd Floor, Chicago, Illinois 60606.
9)	According to a Schedule 13G filed with the SEC on February 13, 2020, OxFORD serves as investment adviser to OxAM Quant Fund Limited. The address of the principal business office of the reporting person is OxAM House, 6 George Street, Oxford, United Kingdom, OX1 2BW.
10)	According to a Schedule 13G filed with the SEC on January 13, 2020, Integrated Core Strategies (US) LLC (“Integrated Core Strategies”) beneficially owned 975,000 shares. Millennium Management LLC (“Millennium Management”) is the general partner of the managing member of Integrated Core Strategies. Millennium Group Management LLC (“Millennium Group Management”) is the managing member of Millennium Management. The managing member of Millennium Group Management is a trust of which Israel A. Englander currently serves as the sole voting trustee. The address of the principal business office of the reporting person is 666 Fifth Avenue, New York, New York 10103.

The table above does not include the shares of common stock underlying the private placement warrants held or to be held by our officers, directors or sponsor because these securities are not exercisable within 60 days of this report.

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the fiscal years ended December 31, 2019 and 2018 totaled approximately $50,915 and $71,500, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the fiscal years ended December 31, 2019 and 2018, we did not pay Withum any audit-related fees.

Tax Fees. We did not pay Withum for tax services, planning or advice for the years ended December 31, 2019 and 2018.

All Other Fees. We did not pay Withum for any other services for the years ended December 31, 2019 and 2018.

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

Megalith Financial Acquisition Corp.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Megalith Financial Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Megalith Financial Acquisition Corp. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by the close of business on May 28, 2020, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2018.

New York, New York

March 16, 2020

Megalith Financial Acquisition Corp.

BALANCE SHEETS

	December 31,
	2019	2018
ASSETS

CURRENT ASSETS
Cash	$482,665	$1,192,945
Prepaid expenses and other current assets	37,571	71,869

Total current assets	520,236	1,264,814

OTHER ASSETS
Marketable securities held in trust account	175,410,617	172,213,794

Total other assets	175,410,617	172,213,794

TOTAL ASSETS	$175,930,853	$173,478,608

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$111,968	$258,559
Income taxes payable	572,160	216,846
Franchise taxes payable	80,000	200,000

Total current liabilities	764,128	675,405

LONG TERM LIABILITIES
Deferred underwriting fee payable	6,771,556	6,771,556

Total long term liabilities	6,771,556	6,771,556

Total liabilities	7,535,684	7,446,961

COMMITMENTS AND CONTINGENCIES
Class A common stock subject to possible redemption, $0.0001 par value, 16,177,739 and 15,943,727 shares at redemption value of $10.10 per share at December 31, 2019 and 2018, respectively	163,395,164	161,031,643

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock; $0.0001 par value; 100,000,000 shares authorized; 751,150 and 985,162 shares issued and outstanding (excluding 16,177,739 and 15,943,727 shares subject to possible redemption), as of December 31, 2019 and 2018, respectively	76	99
Class B Common Stock; $0.0001 par value; 10,000,000 shares authorized; 4,232,222 shares issued and outstanding as of December 31, 2019 and 2018	423	423
Additional paid-in capital	2,342,794	4,706,292
Retained earnings	2,656,712	293,190

Total stockholders’ equity	5,000,005	5,000,004

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$175,930,853	$173,478,608

The accompanying notes are an integral part of these financial statements.

Megalith Financial Acquisition Corp.

STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2019	2018

OPERATING EXPENSES
General and administrative	$155,854	$63,615
Legal and professional fees	219,533	301,366
Franchise tax	200,000	200,000
Support services - related party	224,000	155,231

Total expenses	799,387	720,212

OTHER INCOME
Interest income on marketable securities held in Trust Account	3,950,927	1,232,015

Total other income	3,950,927	1,232,015

INCOME BEFORE PROVISION FOR INCOME TAXES	3,151,540	511,803
Income tax expense	788,018	216,846

NET INCOME	$2,363,522	$294,957

Weighted average shares outstanding of Class A common stock	16,928,889	16,571,111
Basic and diluted net income per share, Class A	$0.18	$0.05

Weighted average shares outstanding of Class B common stock	4,232,222	4,290,286
Basic and diluted net loss per share, Class B	$(0.14)	$(0.12)

The accompanying notes are an integral part of these financial statements.

Megalith Financial Acquisition Corp.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock				Additional	Retained earnings	Total
	Class A		Class B		paid-in	(accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit)	equity
Balance, December 31, 2017	-	$-	4,312,500	$431	$24,569	$(1,767)	$23,233

Sale of Units in Initial Public Offering	16,928,889	1,693	-	-	169,287,197	-	169,288,890

Sale of private placement warrants	-	-	-	-	6,945,778	-	6,945,778

Forfeiture of shares of Class B common stock	-	-	(80,278)	(8)	8	-	-

Underwriting fees and offering costs	-	-	-	-	(10,521,211)	-	(10,521,211)

Change in shares of Class A common stock subject to redemption	(15,943,727)	(1,594)	-	-	(161,030,049)	-	(161,031,643)

Net income	-	-	-	-	-	294,957	294,957

Balance, December 31, 2018	985,162	99	4,232,222	423	4,706,292	293,190	5,000,004

Change in shares of Class A common stock subject to redemption	(234,012)	(23)	-	-	(2,363,498)	-	(2,363,521)

Net income						2,363,522	2,363,522

Balance, December 31, 2019	751,150	$76	4,232,222	$423	$2,342,794	$2,656,712	$5,000,005

The accompanying notes are an integral part of these financial statements.

Megalith Financial Acquisition Corp.

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,363,522	$294,957
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned in Trust Account	(3,950,927)	(1,232,015)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	34,298	(71,869)
Accounts payable	(146,591)	234,526
Income taxes payable	355,314	216,846
Franchise taxes payable	(120,000)	200,000

Net cash flows used in operating activities	(1,464,384)	(357,556)

CASH FLOWS FROM INVESTING ACTIVITIES
Interest income released from Trust Account to pay taxes	754,104	-
Cash remitted to Trust Account	-	(170,981,779)

Net cash flows provided by (used in) financing activities	754,104	(170,981,779)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of private placement warrants	-	6,945,778
Proceeds from Initial Public Offering	-	169,288,890
Payment of underwriter compensation	-	(3,192,889)
Payment of offering costs	-	(475,382)
Repayment of due to affiliates	-	(32,726)
Proceeds from Sponsor note	-	105,500
Repayment of Sponsor note	-	(107,500)

Net cash flows provided by financing activities	-	172,531,671

NET CHANGE IN CASH	(710,280)	1,192,336

CASH, BEGINNING OF YEAR	1,192,945	609

CASH, END OF YEAR	$482,665	$1,192,945

Supplemental disclosure of noncash activities:
Change in value of Class A common stock subject to possible redemption	$2,363,521	$161,031,643
Deferred underwriters’ commissions payable charged to additional paid-in capital in connection with the public offering	$-	$6,771,556
Forfeiture of shares of Class B common stock	$-	$8
Supplemental cash flow disclosure:
Income taxes paid	$432,704	$-

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

As of December 31, 2019, the Company had not commenced any operations. All activity through December 31, 2019 relates to the Company’s formation and Initial Public Offering, which is described below, and since the offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the Initial Public Offering. The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on August 23, 2018. On August 28, 2018, the Company consummated the Initial Public Offering of 15,000,000 units (“Units”) with respect to the Class A Common Stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $150,000,000, which is discussed in Note 3.

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

Going Concern and Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2019, the Company had a cash balance of $482,665 and a working capital deficit of $243,892. Accrued income and franchise tax totaling $652,160 can be paid by interest income available in the Trust Account. During the year ended December 31, 2019, the Company withdrew $754,104 of interest income to pay its federal income taxes and franchise taxes.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2019 and 2018.

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2019 and 2018, 16,177,739 and 15,943,727 shares of Class A common stock subject to possible redemption, respectively, is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2019 and 2018, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

The Company’s statements of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account of $3,950,927 and $1,232,015, net of applicable taxes of $788,018 and $216,846, by the weighted average number of 16,928,889 and 16,571,111 shares of Class A common stock outstanding for the years ended December 31, 2019 and 2018, respectively. Net income (loss) per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts were accrued for the payment of interest and as of December 31, 2019 or 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The total provision (benefit) for income taxes is comprised of the following:

	For the years ending December 31,
	2019	2018
Current expense	$788,018	$216,846
Deferred expense (benefit)	(125,871)	(109,245)
Change in valuation allowance	125,871	109,245

Total income tax expense	$788,018	$216,846

The net deferred tax assets and liabilities in the accompanying balance sheets included the following components:

	December 31, 2019	December 31, 2018
Deferred tax assets	$235,116	$109,245
Deferred tax liabilities	-	-
Valuation allowance for deferred tax assets	(235,116)	(109,245)

Net deferred tax assets	$-	$-

The deferred tax assets as of December 31, 2019 and 2018 were comprised of the tax effect of cumulative temporary differences as follows:

	December 31, 2019	December 31, 2018
Capitalized expenses before business combination	$235,116	$109,245
Valuation allowance for deferred tax assets	(235,116)	(109,245)

Total	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. At the year ended December 31, 2019 and 2018, the valuation allowance was $235,116 and $109,245, respectively.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	December 31, 2019	December 31, 2018
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Valuation allowance	4.0%	21.4%
Income tax provision expense	25.0%	42.4%

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

Support Services

The Company presently occupies office space provided by an affiliate of the Sponsor. The affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain administrative and support services, available to the Company, as may be required by the Company from time to time. The Company will pay the affiliate an aggregate of $2,000 per month for such office space, administrative and support services. For the year ending December 31, 2019 and 2018, the total support services costs were $24,000 and $8,000, respectively.

The Company pays an entity affiliated with the President a fee of approximately $16,667 per month until the earlier of the consummation of the Business Combination or liquidation. A bonus of $78,000 was paid out after the successful completion of the Initial Public Offering. The total amount paid to this entity was $200,000 and $147,231 for the years ended December 31, 2019 and 2018, respectively.

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

Note 6 — Stockholders’ Equity

Common Stock

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. At December 31, 2019 and 2018, there were 751,150 and 985,162 (excluding 16,177,739 and 15,943,727 shares of Class A Common Stock subject to possible redemption) shares of Class A Common Stock issued and outstanding, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders of Class B Common Stock are entitled to one vote for each share. As of December 31, 2019 and 2018, there were 4,232,222 shares of Class B Common Stock outstanding after giving effect to the forfeiture of 80,278 shares to the Company by the Sponsor for no consideration since the underwriters’ 45-day over-allotment option was not exercised in full, so that the Initial Stockholders collectively own 20% of the Company’s issued and outstanding Common Stock after the Initial Public Offering.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As December 31, 2019 and 2018, there were no shares of preferred stock issued or outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2019 and 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2019	December 31, 2018
Assets:
Marketable securities in Trust Account	1	$175,410,617	$172,213,794

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued and determined that there have been no events that have occurred that would require adjustments to the disclosures of the financial statements.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation. (1)
4.1	Specimen Unit Certificate. (4)
4.2	Specimen Class A Common Stock Certificate. (4)
4.3	Specimen Warrant Certificate. (4)
4.4	Warrant Agreement, dated August 23, 2018, by and between Continental Stock Transfer & Trust Company and the Company. (1)
4.5	Description of Securities*
10.1	Amended and Restated Promissory Note, dated June 30, 2018, issued to MFA Investor Holdings LLC (3)
10.2	Letter Agreement, dated August 23, 2018, by and between the Company, the initial security holders and the officers and directors of the Company. (1)
10.3	Investment Management Trust Account Agreement, dated August 23, 2018, by and between Continental Stock Transfer & Trust Company and the Company. (1)
10.4	Registration Rights Agreement, dated August 23, 2018, by and among the Company and the initial security holders. (1)
10.5	Securities Subscription Agreement, dated November 13, 2017, between the Registrant and MFA Investor Holdings LLC (2)
10.6	Amended and Restated Private Placement Warrants Purchase Agreement, dated August 9, 2018, between the Company and MFA Investor Holdings LLC (4)
10.7	Amended and Restated Private Placement Warrants Purchase Agreement, dated August 23, 2018, between the Company and Chardan (1)
10.8	Form of Indemnity Agreement. (3)
10.9	Administrative Services Agreement, dated August 23, 2018, by and among the Company and MFA Capital Management LLC. (1)
10.10	Underwriting Agreement, dated August 23, 2018, by and between the Company and Chardan Capital Markets, LLC, as representatives of the several underwriters. (1)
14.1	Code of Ethics. (4)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on August 29, 2018.

(2)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on July 20, 2018.
(3)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on August 10, 2018.
(4)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on August 16, 2018.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2020	Megalith Financial Acquisition Corp.

	By:	/s/ Samvir S. Sidhu
	Name:	Samvir S. Sidhu
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Samvir S. Sidhu	Chief Executive Officer and Director	March 16, 2020
Samvir S. Sidhu	(Principal Executive Officer)

/s/ Philip Watkins	Chief Financial Officer	March 16, 2020
Philip Watkins	(Principal Financial and Accounting Officer)

/s/ Jay Sidhu	Executive Chairman	March 16, 2020
Jay Sidhu

/s/ Chad Hurley	Director	March 16, 2020
Chad Hurley

/s/ Raj Date	Director	March 16, 2020
Raj Date

/s/ Eric Frank	Director	March 16, 2020
Eric Frank

/s/ Bhanu Choudhrie	Director	March 16, 2020
Bhanu Choudhrie

/s/ Kuldeep Malkani	Director	March 16, 2020
Kuldeep Malkani