Form 10-Q
period 2020-03-31
Megalith Financial Acquisition Corp
filed 2020-05-11
CIK 1725872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2020

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

As of May 8, 2020, 16,928,889 shares of Class A common stock, $0.0001 par value, and 4,232,222 shares of Class B common stock, $0.0001 par value, issued and outstanding.

MEGALITH FINANCIAL ACQUISITION CORPORATION

i

Megalith Financial Acquisition Corp.

BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$311,303	$482,665
Prepaid expenses and other current assets	26,946	37,571

Total current assets	338,249	520,236

OTHER ASSETS
Marketable securities held in trust account	176,763,122	175,410,617

Total other assets	176,763,122	175,410,617

TOTAL ASSETS	$177,101,371	$175,930,853

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$122,977	$111,968
Income taxes payable	845,702	572,160
Franchise taxes payable	50,000	80,000

Total current liabilities	1,018,679	764,128

LONG TERM LIABILITIES
Deferred underwriting fee payable	6,771,556	6,771,556

Total long term liabilities	6,771,556	6,771,556

Total liabilities	7,790,235	7,535,684

COMMITMENTS AND CONTINGENCIES
Class A common stock subject to possible redemption, $0.0001 par value, 16,268,429 and 16,177,739 shares at redemption value of $10.10 per share at March 31, 2020 and December 31, 2019, respectively.	164,311,133	163,395,164

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock; $0.0001 par value; 100,000,000 shares authorized; 660,460 and 751,150 shares issued and outstanding (excluding 16,268,429 and 16,177,739 shares subject to possible redemption), as of March 31, 2020 and December 31, 2019, respectively.	67	76
Class B Common Stock; $0.0001 par value; 10,000,000 shares authorized; 4,232,222 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively.	423	423
Additional paid-in capital	1,426,834	2,342,794
Retained earnings	3,572,679	2,656,712

Total stockholders’ equity	5,000,003	5,000,005

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$177,101,371	$175,930,853

The accompanying notes are an integral part of these unaudited financial statements.

Megalith Financial Acquisition Corp.

STATEMENTS OF OPERATIONS

	For the three months	For the three months
	ended	ended
	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)
OPERATING EXPENSES
General and administrative	$19,074	$123,248
Legal and professional fees	41,768	51,579
Franchise tax	50,000	50,000
Support services - related party	52,154	52,154

Total expenses	162,996	276,981

OTHER INCOME
Interest income on investments held in Trust Account	1,352,505	1,060,684

Total other income	1,352,505	1,060,684

INCOME BEFORE PROVISION FOR INCOME TAXES	1,189,509	783,703
Income tax expense	273,542	212,285
NET INCOME	$915,967	$571,418

Weighted average shares outstanding of Class A common stock	16,928,889	16,928,889
Basic and diluted net income per share, Class A	$0.06	$0.05

Weighted average shares outstanding of Class B common stock	4,232,222	4,232,222
Basic and diluted net loss per share, Class B	$(0.03)	$(0.05)

The accompanying notes are an integral part of these unaudited financial statements

Megalith Financial Acquisition Corp.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock				Additional		Total
	Class A		Class B		paid-in	Retained	stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
For the Three Months Ended March 31, 2020 (Unaudited)
Balance, December 31, 2019	751,150	76	4,232,222	423	2,342,794	2,656,712	5,000,005

Net income	-	-	-	-	-	915,967	915,967

Change in shares of Class A common stock subject to redemption	(90,690)	(9)	-	-	(915,960)	-	(915,969)

Balance, March 31, 2020	660,460	$67	4,232,222	$423	$1,426,834	$3,572,679	$5,000,003

	Common stock				Additional		Total
	Class A		Class B		paid-in	Retained	stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
For the Three Months Ended March 31, 2019 (Unaudited)
Balance, December 31, 2018	985,162	$99	4,232,222	$423	$4,706,292	$293,190	$5,000,004

Net income	-	-	-		-	571,418	571,418

Change in shares of Class A common stock subject to redemption	(56,576)	(5)	-	-	(571,413)	-	(571,418)

Balance, March 31, 2019	928,586	$94	4,232,222	$423	$4,134,879	$864,608	$5,000,004

The accompanying notes are an integral part of these unaudited financial statements

Megalith Financial Acquisition Corp.

STATEMENTS OF CASH FLOWS

	For the three months	For the three months
	ended	ended
	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$915,967	$571,418
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned in Trust Account	(1,352,505)	(1,060,684)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	10,625	2,423
Accounts payable	11,009	85,038
Income taxes payable	273,542	212,285
Franchise taxes payable	(30,000)	(150,000)

Net cash flows used in operating activities	(171,362)	(339,520)

NET DECREASE IN CASH	(171,362)	(339,520)

CASH, BEGINNING OF PERIOD	482,665	1,192,945

CASH, END OF PERIOD	$311,303	$853,425

Supplemental disclosure of noncash activities:
Change in value of Class A common stock subject to possible redemption	$915,969	$571,418

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

As of March 31, 2020, the Company had not commenced any operations. All activity through March 31, 2020 relates to the Company’s formation and Initial Public Offering, which is described below, and since the offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the Initial Public Offering. The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on August 23, 2018. On August 28, 2018, the Company consummated the Initial Public Offering of 15,000,000 units (“Units”) with respect to the Class A Common Stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $150,000,000, which is discussed in Note 3.

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

Going Concern and Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2020, the Company had a cash balance of $311,303 and a working capital deficit of $680,430. Accrued income and franchise taxes of $895,702 can be paid by interest income available in the Trust Account. The Company plans to draw these amounts from the Trust Account in the second quarter of 2020 and pay all accrued income and franchise taxes due.

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

The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 16, 2020.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2020 and December 31, 2019.

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2020 and December 31, 2019, 16,268,429 and 16,177,739 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2020 and December 31, 2019, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. As of March 31, 2020 the Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 23,874,667 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account of $1,352,505 and $1,060,684, net of applicable taxes of $323,542 and $262,285, by the weighted average number of 16,928,889 shares of Class A common stock outstanding for the three months ended March 31, 2020 and 2019, respectively. Net income (loss) per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the balance sheet carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Management has determined that a full valuation allowance on the deferred tax asset (related to start up costs) is appropriate at this time after consideration of all available positive and negative evidence related to the realization of the deferred tax asset. As of March 31, 2020 and December 31, 2019, the Company had deferred tax assets of $258,725 and $235,116, respectively, which had a full valuation allowance against it.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts were accrued for the payment of interest or penalties as of March 31, 2020 or December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the lock up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Support Services

The Company presently occupies office space provided by an affiliate of the Sponsor. The affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain administrative and support services, available to the Company, as may be required by the Company from time to time. The Company will pay the affiliate an aggregate of $2,000 per month for such office space, administrative and support services. During the three months ended March 31, 2020 and March 31, 2019, total support services costs incurred were $6,000, respectively.

The Company pays an entity affiliated with the President a fee of approximately $7,692 every two weeks until the earlier of the consummation of the Business Combination or liquidation. A bonus of $78,000 was paid out after the successful completion of the Initial Public Offering. The total amount of expense incurred to this entity was $46,154 for the three months ended March 31, 2020 and March 31, 2019, respectively.

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6 — Stockholders’ Equity

Common Stock

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. At March 31, 2020 and December 31, 2019, there were 660,460 and 751,150 (excluding 16,268,429 and 16,177,739 shares of Class A Common Stock subject to possible redemption) shares of Class A Common Stock issued and outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders of Class B Common Stock are entitled to one vote for each share. As of March 31, 2020 and December 31, 2019, there were 4,232,222 shares of Class B Common Stock outstanding after giving effect to the forfeiture of 80,278 shares to the Company by the Sponsor for no consideration since the underwriters’ 45-day over-allotment option was not exercised in full, so that the Initial Stockholders collectively own 20% of the Company’s issued and outstanding Common Stock after the Initial Public Offering.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2020	December 31, 2019
Assets:
Marketable securities in Trust Account	1	$176,763,122	$175,410,617

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s annual report on Form 10-K and set forth herein, as filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2020 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance, and other purposes, as well as for due diligence expenses.

For the three months ended March 31, 2020, we had net income of $915,967 which consisted of operating costs of $162,996, and a provision for income taxes of $273,542, offset by interest income on marketable securities held in the Trust Account of $1,352,505.

For the three months ended March 31, 2019, we had net income of $571,418, which consisted of operating costs of $276,981 and a provision for income taxes of $212,285, offset by interest income on marketable securities held in the Trust Account of $1,060,684.

Going Concern Consideration and Capital Resources

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

Following the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $170,981,779 was placed in the Trust Account and we had $1,785,062 outside of the Trust Account, after payment of all costs related to the Initial Public Offering and the exercise of the over-allotment option.

For the three months ended March 31, 2020, cash used in operating activities was $171,362 which was comprised of our net income of $915,967, interest earned on marketable securities held in the Trust Account of $1,352,505, decrease in prepaid expenses and other current assets of $10,625, increase in accounts payable of $11,009, increase in income taxes payable of 273,542, and a decrease in franchise taxes payable of $30,000.

As of March 31, 2020, we had cash and marketable securities held in the Trust Account of $176,763,122 (including approximately $6,535,447 of interest income and unrealized gains and net of transfers out of $754,104 to the Operating Account for payment of federal income tax estimates and franchise taxes paid) consisting of cash and U.S. Treasury Bills with a maturity of 180 days or less. The balance of interest income held in the Trust Account may be used by us to pay taxes.

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

At March 31, 2020, we had cash of $311,303 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2020, the Company had a cash balance of $311,303 and a working capital deficit of $680,430. Accrued income and franchise taxes of $895,702 can be paid by interest income available in the Trust Account. The Company plans to draw these amounts from the Trust Account in the second quarter of 2020 and pay all accrued income and franchise taxes due.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net income (loss) per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. As of March 31, 2020 the Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 23,874,667 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account of $1,352,505 and $1,060,684, net of applicable taxes of $323,542 and $262,285, by the weighted average number of of 16,928,889 shares of Class A common stock outstanding for the three months ended March 31, 2020 and 2019, respectively. Net income (loss) per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 16, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than the below update to our risk factor relating to the novel coronavirus outbreak, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 16, 2020, except we may disclose changes to such factors and disclose additional findings from time to time in our future filings with the SEC.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” COVID-19 has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide. The business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extended period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEGALITH FINANCIAL ACQUISITION CORP.

Date: May 11, 2020	By:	/s/ A.J. Dunklau
	Name:	A.J. Dunklau
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2020	By:	/s/ Philip Watkins
	Name:	Philip Watkins
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)