Form 10-Q
period 2020-06-30
Megalith Financial Acquisition Corp
filed 2020-08-10
CIK 1725872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2020

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

As of August 10, 2020 3,195,004 shares of Class A common stock, $0.0001 par value, and 4,232,222 shares of Class B common stock, $0.0001 par value, issued and outstanding.

MEGALITH FINANCIAL ACQUISITION CORPORATION

i

Megalith Financial Acquisition Corp.

BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$599,156	$482,665
Prepaid expenses and other current assets	16,321	37,571

Total current assets	615,477	520,236

OTHER ASSETS
Marketable securities held in trust account	33,164,861	175,410,617

Total other assets	33,164,861	175,410,617

TOTAL ASSETS	$33,780,338	$175,930,853

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$221,898	$111,968
Income taxes payable	271,937	572,160
Franchise taxes payable	20,000	80,000

Total current liabilities	513,835	764,128

LONG TERM LIABILITIES
Deferred underwriting fee payable	6,771,556	6,771,556

Total long term liabilities	6,771,556	6,771,556

Total liabilities	7,285,391	7,535,684

COMMITMENTS AND CONTINGENCIES
Class A common stock subject to possible redemption, $0.0001 par value, 2,128,212 and 16,177,739 shares at redemption value of $10.10 per share at June 30, 2020 and December 31, 2019, respectively.	21,494,941	163,395,164

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock; $0.0001 par value; 100,000,000 shares authorized; 1,066,792 and 751,150 shares issued and outstanding (excluding 2,128,212 and 16,177,739 shares subject to possible redemption), as of June 30, 2020 and December 31, 2019, respectively.	108	76
Class B Common Stock; $0.0001 par value; 10,000,000 shares authorized; 4,232,222 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively.	423	423
Additional paid-in capital	1,671,219	2,342,794
Retained earnings	3,328,256	2,656,712

Total stockholders' equity	5,000,006	5,000,005

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$33,780,338	$175,930,853

The accompanying notes are an integral part of these unaudited financial statements.

Megalith Financial Acquisition Corp.

STATEMENTS OF OPERATIONS

	For the three months		For the six months
	ended June 30,		ended June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
OPERATING EXPENSES
General and administrative	$13,820	$17,263	$32,895	$119,619
Legal and professional fees	161,571	57,769	203,338	130,239
Franchise tax	50,000	70,000	100,000	120,000
Support services - related party	59,846	59,846	112,000	112,000

Total expenses	285,237	204,878	448,233	481,858

OTHER INCOME
Interest income on investments held in Trust Account	38,392	1,115,194	1,390,897	2,175,878

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(246,845)	910,316	942,664	1,694,020

Income tax expense (benefit)	(2,422)	219,492	271,120	431,778

NET INCOME (LOSS)	$(244,423)	$690,824	$671,544	$1,262,242

Weighted average shares outstanding of Class A common stock	11,740,532	16,928,889	14,334,711	16,928,889
Basic and diluted net income (loss) per share, Class A	$0.00	$0.05	$0.07	$0.10

Weighted average shares outstanding of Class B common stock	4,232,222	4,232,222	4,232,222	4,232,222
Basic and diluted net loss per share, Class B	$(0.06)	$(0.00)	$(0.08)	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements

Megalith Financial Acquisition Corp.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2020	Common stock				Additional		Total
(Unaudited)	Class A		Class B		paid-in	Retained	stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance, December 31, 2019	751,150	76	4,232,222	423	2,342,794	2,656,712	5,000,005

Net income	-	-	-	-	-	915,967	915,967

Change in shares of Class A common stock subject to redemption	(90,690)	(9)	-	-	(915,960)	-	(915,969)

Balance, March 31, 2020	660,460	67	4,232,222	423	1,426,834	3,572,679	5,000,003

Net loss	-	-	-	-	-	(244,423)	(244,423)

Change in shares of Class A common stock subject to redemption	14,140,217	1,414	-	-	142,815,237	-	142,816,651

Stockholder redemptions	(13,733,885)	(1,373)	-	-	(142,570,852)	-	(142,572,225)

Balance, June 30, 2020	1,066,792	$108	4,232,222	$423	$1,671,219	$3,328,256	$5,000,006

For the Six Months Ended June 30, 2019	Common stock				Additional		Total
(Unaudited)	Class A		Class B		paid-in	Retained	stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance, December 31, 2018	985,162	$99	4,232,222	$423	$4,706,292	$293,190	$5,000,004

Net income	-	-	-		-	571,418	571,418

Change in shares of Class A common stock subject to redemption	(56,576)	(5)	-	-	(571,413)	-	(571,418)

Balance, March 31, 2019	928,586	94	4,232,222	423	4,134,879	864,608	5,000,004

Net income	-	-	-	-	-	690,824	690,824

Change in shares of Class A common stock subject to redemption	(68,398)	(7)	-	-	(690,812)	-	(690,819)

Balance, June 30, 2019	860,188	$87	4,232,222	$423	$3,444,067	$1,555,432	$5,000,009

The accompanying notes are an integral part of these unaudited financial statements

Megalith Financial Acquisition Corp.

STATEMENTS OF CASH FLOWS

	For the six months	For the six months
	ended June 30,	ended June 30,
	2020	2019
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$671,544	$1,262,242
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned in Trust Account	(1,390,897)	(2,175,878)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	21,250	13,048
Accounts payable	109,930	(10,592)
Income taxes payable	(300,223)	107,250
Franchise taxes payable	(60,000)	(160,000)

Net cash flows used in operating activities	(948,396)	(963,930)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash released from Trust Account for Class A common stock redemptions	142,571,767	-
Investment income released from Trust Account to pay taxes	1,064,887	200,200

Net cash flows used in financing activities	143,636,654	200,200

CASH FLOWS FROM FINANCING ACTIVITIES
Cash used for Class A common stock redemption	(142,571,767)	-

Net cash flows provided by financing activities	(142,571,767)	-

NET INCREASE (DECREASE) IN CASH	116,491	(763,730)

CASH, BEGINNING OF PERIOD	482,665	1,192,945

CASH, END OF PERIOD	$599,156	$429,215

Supplemental disclosure of noncash activities:
Federal income taxes paid from operating account	$571,343	$324,528
Change in value of Class A common stock subject to possible redemption	$(141,900,223)

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

As of June 30, 2020, the Company had not commenced any operations. All activity through June 30, 2020 relates to the Company’s formation and Initial Public Offering, which is described below, and since the offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the Initial Public Offering. The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on August 23, 2018. On August 28, 2018, the Company consummated the Initial Public Offering of 15,000,000 units (“Units”) with respect to the Class A Common Stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $150,000,000, which is discussed in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,560,000 warrants (“Private Placement Warrants”) at a price of  $1.00 per Private Placement Warrant in a private placement to the Company’s sponsor, MFA Investor Holdings, LLC $5,810,000 (the “Sponsor”) and Chardan Capital Markets, LLC $750,000 (“Chardan”), generating gross proceeds of $6,560,000, which is described in Note 4.

Offering costs for the Initial Public Offering amounted to $10,521,211, consisting of $3,192,889 of underwriting fees, $6,771,556 of deferred underwriting fees payable (which are held in the Trust Account (as defined below) and $556,766 of other costs. As described in Note 5, the $6,771,556 deferred underwriting fee payable is contingent upon the consummation of a Business Combination by August 28, 2020, subject to the terms of the underwriting agreement.

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

On May 26, 2020, the stockholders of Megalith Financial Acquisition Corp. (the “Company”) voted to approve the Trust Amendment Proposal. In connection with the approval of the Trust Amendment Proposal, the Company and Continental Stock Transfer & Trust Company (the “Transfer Agent”) entered into the Amendment No. 1 to the Investment Management Trust Agreement (the “Amendment”). The Amendment extends the date on which the Trust Account (as defined below) must be liquidated if the Company has not completed an initial business combination by 21 months from the closing of the IPO, which is May 28, 2020, to August 28, 2020 (or November 30, 2020 if the Company has executed a definitive agreement for an initial business combination by August 28, 2020). All other terms of the Trust Agreement remain unchanged.

If the Company is unable to complete a Business Combination by August 28, 2020 (or November 30, 2020 if the Company has executed a definitive agreement for an initial business combination by August 28, 2020), which is 24 months from the closing of the Initial Public Offering (“Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

All of the 16,928,889 shares held by public stockholders outstanding contained a redemption feature which allows for the redemption of Class A common stock under the Company’s liquidation or tender offer and stockholder approval provisions. In accordance with Financial Accounting Standard Board (“FASB”) Topic ASC 480, “Distinguishing Liabilities from Equity,” (“ASC 480”) redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. On May 26, 2020, the Company’s stockholders approved an extension of the date by which the Company must consummate an initial business combination from May 28, 2020 to August 28, 2020 (or November 30, 2020 if the Company has executed a definitive agreement for an initial business combination by August 28, 2020). In connection with this extension, 13,733,885 shares of Class A common stock were redeemed for an approximate total value of $142.6 million from the Trust Account.

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

On August 6, 2020, the Company entered in a materially definitive agreement which is discussed in Note 8.

Going Concern and Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2020, the Company had a cash balance of $599,156 and a working capital surplus of $101,642. Accrued income and franchise taxes of $291,937 can be paid by interest income available in the Trust Account. The Company plans to draw these amounts from the Trust Account as needed to pay all accrued income and franchise taxes due.

In addition, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the liquidity, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 28, 2020.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying financial statements include all adjustments, consisting of a normal and recurring nature, which are necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 and December 31, 2019.

Redeemable Common Stock

As discussed in Note 1 – Description of Organization and Business Operations, all of the 16,928,889 shares held by public stockholders outstanding contained a redemption feature which allows for the redemption of Class A common stock under the Company’s liquidation or tender offer and stockholder approval provisions. In accordance with Financial Accounting Standard Board (“FASB”) Topic ASC 480, “Distinguishing Liabilities from Equity,” (“ASC 480”) redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. On May 26, 2020, the Company’s stockholders approved an extension of the date by which the Company must consummate an initial business combination from May 28, 2020 to August 28, 2020 (or November 30, 2020 if the Company has executed a definitive agreement for an initial business combination by August 28, 2020). In connection with this extension, 13,733,885 shares of Class A common stock were redeemed for an approximate total value of $142.6 million from the Trust Account.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying number of redeemable shares of Class A common stock shall be affected by charges against additional paid in capital.

Accordingly, at June 30, 2020, 2,128,212 shares of the outstanding 3,195,004 shares of Class A common stock included in the units at the Public Offering were classified outside of permanent equity at approximately $10.10 per share. At December 31, 2019, 16,177,739 shares of Class A common stock included in the units at the Public Offering were classified outside of permanent equity at approximately $10.10 per share.

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2020 and December 31, 2019, 2,128,212 and 16,177,739 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2020 and December 31, 2019, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. As of June 30, 2020 the Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 23,874,667 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account of $1,390,897 and $2,175,878, net of applicable taxes of $271,120 and $431,778, by the weighted average number of 14,334,711 and 16,928,889 shares of Class A common stock outstanding for the six months ended June 30, 2020 and 2019, respectively. Net income (loss) per share, basic and diluted for Class B common stock is calculated by dividing the net income (loss), less income (loss) attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the balance sheet carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Management has determined that a full valuation allowance on the deferred tax asset (related to start up costs) is appropriate at this time after consideration of all available positive and negative evidence related to the realization of the deferred tax asset. As of June 30, 2020 and December 31, 2019, the Company had deferred tax assets of $284,516 and $235,116, respectively, which had a full valuation allowance against it.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts were accrued for the payment of interest or penalties as of June 30, 2020 or December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Support Services

The Company presently occupies office space provided by an affiliate of the Sponsor. The affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain administrative and support services, available to the Company, as may be required by the Company from time to time. The Company will pay the affiliate an aggregate of $2,000 per month for such office space, administrative and support services. During the six months ended June 30, 2020 and June 30, 2019, total support services costs incurred were $12,000 in each period.

The Company pays an entity affiliated with the President a fee of approximately $7,692 every two weeks until the earlier of the consummation of the Business Combination or liquidation. A bonus of $78,000 was paid out after the successful completion of the Initial Public Offering. The total amount of expense incurred to this entity was $100,000 for each of the six months ended June 30, 2020 and June 30, 2019.

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

Note 6 — Stockholders’ Equity

Common Stock

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. At June 30, 2020 and December 31, 2019, there were 1,066,792 and 751,150 (excluding 2,128,212 and 16,177,739 shares of Class A Common Stock subject to possible redemption) as of June 30, 2020 and December 31, 2019, respectively.

On May 26, 2020, the Company’s stockholders approved an extension of the date by which the Company must consummate an initial business combination from May 28, 2020 to August 28, 2020 (or November 30, 2020 if the Company has executed a definitive agreement for an initial business combination by August 28, 2020). In connection with this extension, 13,733,885 shares of Class A common stock were redeemed for an approximate total value of $142.6 million from the Trust Account. The redemptions reduced the outstanding number of shares of the Company’s Class A common stock to 3,195,004 shares.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders of Class B Common Stock are entitled to one vote for each share. As of June 30, 2020 and December 31, 2019, there were 4,232,222 shares of Class B Common Stock outstanding after giving effect to the forfeiture of 80,278 shares to the Company by the Sponsor for no consideration since the underwriters’ 45-day over-allotment option was not exercised in full, so that the Initial Stockholders collectively own 20% of the Company’s issued and outstanding Common Stock after the Initial Public Offering.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2020	December 31, 2019
Assets:
Marketable securities in Trust Account	1	$33,164,861	$175,410,617

Note 8 — Subsequent Events

Entry Into a Materially Definitive Agreement

On August 6, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, MFAC Merger Sub Inc., a Pennsylvania corporation and (“Merger Sub”) a wholly-owned subsidiary of the Company, BankMobile Technologies, Inc., a Pennsylvania corporation (“BankMobile”) and Customers Bank, a Pennsylvania state chartered bank and the sole stockholder of BankMobile (the “Stockholder”).

Pursuant to the Merger Agreement, at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), BankMobile will merge with and into Merger Sub, with Merger Sub continuing as the surviving corporation (the “Surviving Corporation”)

The aggregate consideration to be paid pursuant to the Merger Agreement to the Stockholder will be an amount (the “Merger Consideration”) equal to: (i) $140,000,000 (the “Enterprise value”), minus (ii) $9,324,323 (“Sponsor Equity Adjustment”), plus (or minus, if negative) (iii) BankMobile’s net working capital less a target net working capital of $10,000,000, minus (iv) the aggregate amount of any outstanding indebtedness of BankMobile at Closing, and minus (v) the amount of any unpaid transaction expenses of BankMobile, the Company’s transaction expenses and other liabilities of the Company due and owing at the Closing.

The Merger Consideration will consist of cash and stock. The cash portion of the Merger Consideration (“Cash Consideration”) will be equal to (A) the amount of any proceeds of the PIPE Investment (described below under “Private Placement”); plus (B) an amount equal to one-half (1/2) of the difference between the (i) cash and cash equivalents of the Company, including any funds in the trust account after giving effect to the completion of the redemption of shares of the Company’s public stockholders (“Redemption”), less (ii) a cash reserve to be used for the benefit of the Surviving Corporation in the Merger, in the amount of $10,000,000 (such difference between clause (i) and (ii) which resulting amount if otherwise negative shall be equal to zero, being the “Remaining Trust Account Amount”); minus (C) the Company’s transaction expenses and other liabilities of the Company due and owing at the Closing; plus (D) the cash and cash equivalents of BankMobile; minus (E) BankMobile’s unpaid transaction expenses; minus (F) a cash reserve in the amount of $5,000,000. The stock portion of the Merger Consideration consists of a number of shares of the Company’s Class A common stock (the “Merger Consideration Shares”) with an aggregate value equal to (the “Merger Consideration Share Amount”) (a) the Merger Consideration, minus (b) the Cash Consideration, with the Stockholder receiving a number of shares of the Company Class A common stock equal to the Merger Consideration Share Amount, divided by $10.38 (the “Per Share Price”).

The Merger Consideration is subject to adjustment after the Closing based on confirmed amounts of the net working capital, the outstanding indebtedness of BankMobile and any unpaid transaction expenses of BankMobile, as of the Closing Date. If the adjustment is a negative adjustment in favor of the Company, the Stockholder will deliver to the Company a number of shares of Class A common stock of the Company with a value equal to the absolute value of the adjustment amount (with each share valued at the Per Share Price). If the adjustment is a positive adjustment in favor of BankMobile, the Company will issue to the Stockholder an additional number of shares of Class A common Stock of the Company with a value equal to the adjustment amount (with each share valued at the Per Share Price). The Merger Consideration is also subject to reduction for the indemnification obligations of the Stockholder.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2020 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance, and other purposes, as well as for due diligence expenses.

For the six months ended June 30, 2020, we had net income of $671,544 which consisted of operating costs of $448,233, and a provision for income taxes of $271,120, offset by interest income on marketable securities held in the Trust Account of $1,390,897.

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

For the six months ended June 30, 2020, cash used in operating activities was $948,396 which was comprised of our net income of $671,544, less interest earned on marketable securities held in the Trust Account of $1,390,897, decrease in prepaid expenses and other current assets of $21,250, increase in accounts payable of $109,930, decrease in income taxes payable of $300,223, and a decrease in franchise taxes payable of $60,000.

As of June 30, 2020, we had cash and marketable securities held in the Trust Account of $33,164,861 (including approximately $6,573,839 of interest income and unrealized gains and net of transfers out of $1,818,989 to the Operating Account for payment of federal income tax estimates and franchise taxes paid and $142,571,767 paid out to redeem Class A common stock) consisting of cash and U.S. Treasury Bills with a maturity of 180 days or less. The balance of interest income held in the Trust Account may be used by us to pay taxes.

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

At June 30, 2020, we had cash of $599,156 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2020, the Company had a cash balance of $599,156 and a working capital surplus of $101,641. Accrued income and franchise taxes of $291,937 can be paid by interest income available in the Trust Account. The Company plans to draw these amounts from the Trust Account in the third quarter of 2020 and pay all accrued income and franchise taxes due.

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

In addition, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the liquidity, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 28, 2020.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net income (loss) per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. As of June 30, 2020 the Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 23,874,667 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account of $1,390,897 and $2,175,878, net of applicable taxes of $271,120 and $431,778, by the weighted average number of 14,334,711 and 16,928,889 shares of Class A common stock outstanding for the six months ended June 30, 2020 and 2019, respectively. Net income (loss) per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Offer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 27, 2020. As of the date of this Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public stockholders.

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

MEGALITH FINANCIAL ACQUISITION CORP.

Date: August 10, 2020	By:	/s/ A.J. Dunklau
	Name:	A.J. Dunklau
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2020	By:	/s/ Philip Watkins
	Name:	Philip Watkins
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)