Form 10-Q
period 2020-09-30
Megalith Financial Acquisition Corp
filed 2020-11-09
CIK 1725872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

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

As of November 9, 2020 there were 3,195,004 shares of Class A common stock, $0.0001 par value, and 4,232,222 shares of Class B common stock, $0.0001 par value, issued and outstanding.

MEGALITH FINANCIAL ACQUISITION CORPORATION

i

Megalith Financial Acquisition Corp.

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$11,009	$482,665
Prepaid expenses and other current assets	74,997	37,571

Total current assets	86,006	520,236

OTHER ASSETS
Marketable securities held in trust account	33,178,146	175,410,617

Total other assets	33,178,146	175,410,617

TOTAL ASSETS	$33,264,152	$175,930,853

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$951,622	$111,968
Income taxes payable	-	572,160
Franchise taxes payable	30,000	80,000

Total current liabilities	981,622	764,128

LONG TERM LIABILITIES
Deferred underwriting fee payable	6,771,556	6,771,556

Total long term liabilities	6,771,556	6,771,556

Total liabilities	7,753,178	7,535,684

COMMITMENTS AND CONTINGENCIES
Class A common stock subject to possible redemption, $0.0001 par value, 2,030,790 and 16,177,739 shares at redemption value of $10.10 per share at September 30, 2020 and December 31, 2019, respectively.	20,510,971	163,395,164

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock; $0.0001 par value; 100,000,000 shares authorized; 1,164,214 and 751,150 shares issued and outstanding (excluding 2,030,790 and 16,177,739 shares subject to possible redemption), as of September 30, 2020 and December 31, 2019, respectively.	117	76
Class B Common Stock; $0.0001 par value; 10,000,000 shares authorized; 4,232,222 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.	423	423
Additional paid-in capital	2,655,181	2,342,794
Retained earnings	2,344,282	2,656,712

Total stockholders’ equity	5,000,003	5,000,005

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,264,152	$175,930,853

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Megalith Financial Acquisition Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
OPERATING EXPENSES
General and administrative	$49,172	$24,411	$82,067	$144,030
Legal and professional fees	853,628	30,383	1,056,966	160,622
Franchise tax	50,000	40,000	150,000	160,000
Support services - related party	52,154	52,154	164,154	164,154

Total expenses	1,004,954	146,948	1,453,187	628,806

OTHER INCOME
Interest income on investments held in Trust Account	13,285	887,300	1,404,182	3,063,178

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(991,669)	740,352	(49,005)	2,434,372

Income tax expense (benefit)	(7,695)	178,137	263,425	609,915

NET INCOME (LOSS)	$(983,974)	$562,215	$(312,430)	$1,824,457

Weighted average shares outstanding of Class A common stock	3,195,004	16,928,889	10,566,869	16,928,889
Basic and diluted net income (loss) per share, Class A	$0.00	$0.04	$0.09	$0.14

Weighted average shares outstanding of Class B common stock	4,232,222	4,232,222	4,232,222	4,232,222
Basic and diluted net loss per share, Class B	$(0.23)	$(0.03)	$(0.31)	$(0.11)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Megalith Financial Acquisition Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock				Additional		Total
	Class A		Class B		paid-in	Retained	stockholders’
For the Nine Months Ended September 30, 2020 (Unaudited)	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance, December 31, 2019	751,150	$76	4,232,222	$423	$2,342,794	$2,656,712	$5,000,005

Net income	-	-	-	-	-	915,967	915,967

Change in shares of Class A common stock subject to redemption	(90,690)	(9)	-	-	(915,960)	-	(915,969)

Balance, March 31, 2020	660,460	67	4,232,222	423	1,426,834	3,572,679	5,000,003

Net loss	-	-	-	-	-	(244,423)	(244,423)

Change in shares of Class A common stock subject to redemption	14,140,217	1,414	-	-	142,815,237	-	142,816,651

Stockholder redemptions	(13,733,885)	(1,373)	-	-	(142,570,852)	-	(142,572,225)

Balance, June 30, 2020	1,066,792	108	4,232,222	423	1,671,219	3,328,256	5,000,006

Net loss	-	-	-	-	-	(983,974)	(983,974)

Change in shares of Class A common stock subject to redemption	97,422	9	-	-	983,962	-	983,971

Balance, September 30, 2020	1,164,214	$117	4,232,222	$423	$2,655,181	$2,344,282	$5,000,003

	Common stock				Additional		Total
	Class A		Class B		paid-in	Retained	stockholders’
For the Nine Months Ended September 30, 2019 (Unaudited)	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance, December 31, 2018	985,162	$99	4,232,222	$423	$4,706,292	$293,190	$5,000,004

Net income	-	-	-		-	571,418	571,418

Change in shares of Class A common stock subject to redemption	(56,576)	(5)	-	-	(571,413)	-	(571,418)

Balance, March 31, 2019	928,586	94	4,232,222	423	4,134,879	864,608	5,000,004

Net income	-	-	-	-	-	690,824	690,824

Change in shares of Class A common stock subject to redemption	(68,398)	(7)	-	-	(690,812)	-	(690,819)

Balance, June 30, 2019	860,188	87	4,232,222	423	3,444,067	1,555,432	5,000,009

Net income	-	-	-	-	-	562,215	562,215

Change in shares of Class A common stock subject to redemption	(55,665)	(6)	-	-	(562,211)	-	(562,217)

Balance, September 30, 2019	804,523	$81	4,232,222	$423	$2,881,856	$2,117,647	5,000,007

The accompanying notes are an integral part of these unaudited consolidated financial statements

Megalith Financial Acquisition Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended	For the nine months ended
	September 30,	September 30,
	2020	2019
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(312,430)	$1,824,457
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned in Trust Account	(1,404,182)	(3,063,178)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(37,426)	23,673
Accounts payable	839,654	(22,390)
Income taxes payable	(572,160)	231,299
Franchise taxes payable	(50,000)	(160,000)

Net cash flows used in operating activities	(1,536,544)	(1,166,139)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash released from Trust Account for Class A common stock redemptions	142,571,768	-
Investment income released from Trust Account to pay taxes	1,064,888	658,815

Net cash flows provided by investing activities	143,636,656	658,815

CASH FLOWS FROM FINANCING ACTIVITIES
Cash used for Class A common stock redemptions	(142,571,768)	-

Net cash flows used in financing activities	(142,571,768)	-

NET DECREASE IN CASH	(471,656)	(507,324)

CASH, BEGINNING OF PERIOD	482,665	1,192,945

CASH, END OF PERIOD	$11,009	$685,621

Supplemental disclosure of noncash activities:
Federal income taxes paid from operating account	$904,885	$378,616
Change in value of Class A common stock subject to possible redemption	$(142,884,653)	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

Megalith Financial Acquisition Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As of September 30, 2020, the Company had not commenced any operations. All activity through September 30, 2020 relates to the Company’s formation and Initial Public Offering, (as defined below), which is described below, and since such offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the Initial Public Offering. The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on August 23, 2018. On August 28, 2018, the Company consummated the Initial Public Offering of 15,000,000 units (“Units”) with respect to the Class A Common Stock, par value $0.0001 (“Class A Common Stock”) included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $150,000,000, which is discussed in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,560,000 warrants (“Private Placement Warrants”) at a price of  $1.00 per Private Placement Warrant in a private placement (the “Private Placement”) to the Company’s sponsor, MFA Investor Holdings, LLC $5,810,000 (the “Sponsor”) and Chardan Capital Markets, LLC $750,000 (“Chardan”), generating gross proceeds of $6,560,000, which is described in Note 4.

Offering costs for the Initial Public Offering amounted to $10,521,211, consisting of $3,192,889 of underwriting fees, $6,771,556 of deferred underwriting fees payable (which are held in the Trust Account (as defined below)) and $556,766 of other costs. As described in Note 5, the $6,771,556 deferred underwriting fee payable is contingent upon the consummation of a Business Combination by August 28, 2020 (or November 30, 2020 if the Company has executed a definitive agreement for an initial business combination by August 28, 2020), subject to the terms of the underwriting agreement.

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

The Company will provide its holders of the outstanding shares of its Class A Common Stock, sold in the Initial Public Offering (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.10 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) have agreed to vote its Founder Shares (as defined in Note 4) and any Public Shares held by them in favor of approving a Business Combination. In addition, the Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

On May 26, 2020, the stockholders of Megalith Financial Acquisition Corp. (the “Company”) voted to approve a proposal (the “Trust Amendment Proposal”) to amend the Investment Management Trust Agreement, dated April 23, 2018 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company (the “Transfer Agent”). In connection with the approval of the Trust Amendment Proposal, the Company and the Transfer Agent entered into the Amendment No. 1 to the Trust Agreement (the “Amendment”). The Amendment extends the date on which the Trust Account (as defined below) must be liquidated if the Company has not completed an initial business combination by 21 months from the closing of the IPO, which is May 28, 2020, to November 30, 2020. All other terms of the Trust Agreement remain unchanged.

If the Company is unable to complete a Business Combination by November 30, 2020 , which is 24 months from the closing of the Initial Public Offering (“Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

All of the 16,928,889 shares held by Public Stockholders outstanding contained a redemption feature which allows for the redemption of Class A Common Stock under the Company’s liquidation or tender offer and stockholder approval provisions. In accordance with Financial Accounting Standard Board (“FASB”) Topic ASC 480, “Distinguishing Liabilities from Equity,” (“ASC 480”) redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. On May 26, 2020, the Company’s stockholders approved an extension of the date by which the Company must consummate an initial Business Combination from May 28, 2020 to November 30, 2020 since the Company has executed a definitive agreement for an initial business combination by August 28, 2020. In connection with this extension, 13,733,885 shares of Class A Common Stock were redeemed for an approximate total value of $142.6 million from the Trust Account. As a result, there are 3,195,004 shares of Class A Common Stock remaining, which are subject to redemption.

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

On August 6, 2020, the Company entered in a materially definitive agreement which was amended on November 2, 2020, each of which are discussed in Note 8 and Note 9, respectivley.

Going Concern and Liquidity

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2020, the Company had a cash balance of $11,009 and a working capital deficit of $895,616. Accrued income and franchise taxes of $30,000 can be paid by interest income available in the Trust Account. The Company plans to draw these amounts from the Trust Account as needed to pay all accrued income and franchise taxes due.

In addition, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the liquidity, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 30, 2020.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of a normal and recurring nature, which are necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 16, 2020 (the “Annual Report”).

Principles of Consolidated

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, MFAC Merger Sub, Inc., since their formation. All material intercompany balances and transactions have been eliminated.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and December 31, 2019.

Redeemable Common Stock

As discussed in Note 1 – Description of Organization and Business Operations, all of the 16,928,889 shares held by Public Stockholders outstanding contained a redemption feature which allows for the redemption of Class A Common Stock under the Company’s liquidation or tender offer and stockholder approval provisions. In accordance with Financial Accounting Standard Board (“FASB”) Topic ASC 480, “Distinguishing Liabilities from Equity,” (“ASC 480”) redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. On May 26, 2020, the Company’s stockholders approved an extension of the date by which the Company must consummate an initial Business Combination from May 28, 2020 to November 30, 2020 since the Company has executed a definitive agreement for an initial business combination by August 28, 2020. In connection with this extension, 13,733,885 shares of Class A Common Stock were redeemed for an approximate total value of $142.6 million from the Trust Account.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying number of redeemable shares of Class A common stock shall be affected by charges against additional paid in capital.

Accordingly, at September 30, 2020, 2,030,790 shares of the outstanding 3,195,004 shares of Class A Common Stock included in the units at the Initial Public Offering were classified outside of permanent equity at approximately $10.10 per share. At December 31, 2019, 16,177,739 of the outstanding 16,928,889 shares of Class A Common Stock included in the units at the Initial Public Offering were classified outside of permanent equity at approximately $10.10 per share.

Class A Common Stock subject to possible redemption

The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A Common Stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A Common Stock (including Class A Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A Common Stock is classified as stockholders’ equity. The Company’s Class A Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2020 and December 31, 2019, 2,030,790 and 16,177,739 shares of Class A Common Stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2020 and December 31, 2019, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. As of September 30, 2020 the Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 23,874,667 shares of Class A Common Stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A Common Stock is calculated by dividing the investment income earned on the Trust Account of $1,404,182 and $3,063,178, net of applicable taxes of $263,425 and $609,915, by the weighted average number of 10,566,869 and 16,928,889 shares of Class A common stock outstanding for the nine months ended September 30, 2020 and 2019, respectively. Net income per share, basic and diluted for Class A Common Stock is calculated by dividing the investment income earned on the Trust Account of $13,285 and $887,300, net of applicable taxes of $(7,695) and $178,137, by the weighted average number of 3,195,004 and 16,928,889 shares of Class A common stock outstanding for the three months ended September 30, 2020 and 2019, respectively. Net income (loss) per share, basic and diluted for Class B Common Stock is calculated by dividing the net income (loss), less income (loss) attributable to Class A common stock, by the weighted average number of shares of Class B Common Stock, par value of $.0.0001 per share (the “Class B Common Stock” and together with the Class A Common Stock, the “Common Stock”) outstanding for the period.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the balance sheet carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Management has determined that a full valuation allowance on the deferred tax asset (related to startup costs) is appropriate at this time after consideration of all available positive and negative evidence related to the realization of the deferred tax asset. As of September 30, 2020 and December 31, 2019, the Company had deferred tax assets of $435,656 and $235,116, respectively, which had a full valuation allowance against it.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts were accrued for the payment of interest or penalties as of September 30, 2020 or December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

Note 4 — Related Party Transactions

Founder Shares

On November 13, 2017, the Sponsor purchased 4,312,500 shares (the “Founder Shares”) of Class B Common Stock for an aggregate price of $25,000. The Founder Shares will automatically convert into shares of Class A Common Stock at the time of the initial Business Combination and are subject to certain transfer restrictions, as described in Note 6. Holders of Founder Shares may also elect to convert their shares of Class B Common Stock into an equal number of shares of Class A Common Stock, subject to adjustment, at any time. The Sponsor agreed to forfeit up to 562,500 Founder Shares to the extent that the 45-day over-allotment option was not exercised in full by the underwriters. Since the underwriters exercised the over-allotment option in part, the Sponsor forfeited 80,278 Founder Shares on September 21, 2018. The Founder Shares forfeited by the Sponsor were cancelled by the Company. The Sponsor agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Common Stock for cash, securities or other property.

Private Placement Warrants

Concurrently with the closing of the Initial Public Offering, the Sponsor and Chardan purchased an aggregate of 6,560,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant (5,810,000 by the Sponsor and 750,000 by Chardan) for an aggregate purchase price of $6,560,000. Each whole Private Placement Warrant is exercisable for one whole share of Class A Common Stock at a price of $11.50 per share (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of equity or equity-linked securities). Concurrently with the underwriter’s partial exercise of the over-allotment, the Company consummated a private sale of an additional 385,778 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant generating gross proceeds of $385,778. The proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering and the underwriter’s partial exercise of the over-allotment are held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants are non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. In addition, for as long as the Private Placement Warrants are held by Chardan or its designees or affiliates, they may not be exercised after five years from the effective date of the registration statement for the Initial Public Offering.

The Sponsor and Chardan and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Registration Rights

The holders of Founder Shares, Private Placement Warrants and Public Warrants that may be issued upon conversion of working capital loans, if any, are entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A Common Stock) pursuant to a registration rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights.

However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the lock up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Support Services

The Company presently occupies office space provided by an affiliate of the Sponsor. The affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain administrative and support services, available to the Company, as may be required by the Company from time to time. The Company will pay the affiliate an aggregate of $2,000 per month for such office space, administrative and support services. During the nine months ended September 30, 2020 and September 30, 2019, total support services costs incurred were $18,000 in each period.

The Company pays an entity affiliated with the President a fee of approximately $7,692 every two weeks until the earlier of the consummation of the Business Combination or liquidation. A bonus of $78,000 was paid out after the successful completion of the Initial Public Offering. The total amount of expense incurred to this entity was $150,000 for each of the nine months ended September 30, 2020 and September 30, 2019.

Note 5 — Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and Public Warrants that may be issued upon conversion of working capital loans, if any, are entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A Common Stock) pursuant to a registration rights agreement dated August 23, 2018. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company had granted the underwriters a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments at the Initial Public Offering per Unit price less the underwriting discounts and commissions. On September 21, 2018, the underwriters exercised a partial exercise of their overallotment option and purchased 1,928,889 Units at a purchase price of $10.00 per Unit.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6 — Stockholders’ Equity

Common Stock

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 1,164,214 and 751,150 (excluding 2,030,790 and 16,177,739 shares of Class A Common Stock subject to possible redemption), respectively.

On May 26, 2020, the Company’s stockholders approved an extension of the date by which the Company must consummate an initial Business Combination from May 28, 2020 to November 30, 2020. In connection with this extension, 13,733,885 shares of Class A Common Stock were redeemed for an approximate total value of $142.6 million from the Trust Account. The redemptions reduced the outstanding number of shares of Class A Common Stock to 3,195,004 shares.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders of Class B Common Stock are entitled to one vote for each share. As of September 30, 2020 and December 31, 2019, there were 4,232,222 shares of Class B Common Stock were outstanding, respectively, after giving effect to the forfeiture of 80,278 shares to the Company by the Sponsor for no consideration since the underwriters’ 45-day over-allotment option was not exercised in full, so that the Initial Stockholders collectively own 20% of the Company’s issued and outstanding Common Stock of the Company after the Initial Public Offering.

Holders of Class A Common Stock and Class B Common Stock will vote together as a single class on all matters submitted to a vote of stockholders except as required by law.

The shares of Class B Common Stock will automatically convert into shares of Class A Common Stock upon consummation of the initial Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A Common Stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which shares of Class B Common Stock shall convert into shares of Class A Common Stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B Common Stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A Common Stock issuable upon conversion of all shares of Class B Common Stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of Common Stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A Common Stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company).

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

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

The Certificate of Incorporation provides that, other than the withdrawal of interest to pay income and franchise taxes and up to $100,000 of interest to pay dissolution expenses if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of Public Shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination within the Combination Period or (iii) the redemption of 100% of the Public Shares if the Company is unable to complete a Business Combination within the Combination Period.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020	December 31, 2019
Assets:
Marketable securities in Trust Account	1	$33,178,146	$175,410,617

Note 8 — Entry Into a Materially Definitive Agreement

On August 6, 2020, the Company entered into an Agreement and Plan of Merger (the “Original Agreement”), by and among the Company, MFAC Merger Sub Inc., a Pennsylvania corporation and (“Merger Sub”) a wholly-owned subsidiary of the Company, BankMobile Technologies, Inc., a Pennsylvania corporation (“BankMobile”) and Customers Bank, a Pennsylvania state chartered bank and the sole stockholder of BankMobile (the “Stockholder”).

Pursuant to the Original Agreement, at the closing of the transactions contemplated by the Original Agreement (the “Closing”), BankMobile will merge with and into Merger Sub, with Merger Sub continuing as the surviving corporation (the “Surviving Corporation”)

The aggregate consideration to be paid pursuant to the Original Agreement to the Stockholder will be an amount (the “Merger Consideration”) equal to: (i) $140,000,000 (the “Enterprise value”), minus (ii) $9,324,323 (“Sponsor Equity Adjustment”), plus (or minus, if negative) (iii) BankMobile’s net working capital less a target net working capital of $10,000,000, minus (iv) the aggregate amount of any outstanding indebtedness of BankMobile at Closing, and minus (v) the amount of any unpaid transaction expenses of BankMobile, the Company’s transaction expenses and other liabilities of the Company due and owing at the Closing.

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

Note 9 — Subsequent Events

On November 2, 2020, the Company, Merger Sub, BankMobile, Customers Bank and Customers Bancorp, Inc. (“Customers Bancorp”) entered into a First Amendment to Agreement and Plan of Merger (the “First Amendment,” and together with the Original Agreement, the “Merger Agreement”). The First Amendment effected the following amendments to the Original Agreement:

●	Providing that the stock portion of the Merger Consideration would be paid directly to the stockholders of Customers Bancorp instead of to Customers Bank, provided that Customers Bancorp can redirect or reallocate the distribution of the Merger Consideration Shares to other parties, by written notice to the Company at any time prior to the Closing at its sole discretion.

●	Any post-closing adjustments requiring a negative adjustment to the Merger Consideration, and any indemnification payments due by Customers Bank, shall be satisfied in cash, and not in shares of the Company

●	The Company will be required to file a registration statement on Form S-4 including a proxy statement. Under the Original Agreement, the Company was not required to file a registration statement on Form S-4. The Company filed the registration statement on S-4, including a proxy statement, with the SEC on November 3, 2020.

●	Customers Bancorp was added as a party to the Merger Agreement.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Megalith Financial Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to MFA Investor Holdings LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Annual Report and set forth herein, as filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

The issuance of additional shares in connection with an initial Business Combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B Common Stock resulted in the issuance of shares of Class A Common Stock on a greater than one-to-one basis upon conversion of the Class B Common Stock;

●	may subordinate the rights of holders of our Common Stock if preferred stock is issued with rights senior to those afforded our Common Stock;

●	could cause a change in control if a substantial number of shares of our Common Stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A Common Stock and/or Public Warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our Common Stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2020 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance, and other purposes, as well as for due diligence expenses.

For the nine months ended September 30, 2020, we had net loss of $(312,430) which consisted of operating costs of $1,453,187, and a provision for income taxes of $263,425, offset by interest income on marketable securities held in the Trust Account of $1,404,182.

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

For the nine months ended September 30, 2020, cash used in operating activities was $1,536,544 which was comprised of our net loss of $312,430, less interest earned on marketable securities held in the Trust Account of $1,404,182, increase in prepaid expenses and other current assets of $37,426, increase in accounts payable of $839,654, decrease in income taxes payable of $572,160, and a decrease in franchise taxes payable of $50,000.

As of September 30, 2020, we had cash and marketable securities held in the Trust Account of $33,178,146 (including approximately $6,587,124 of interest income and unrealized gains and net of transfers out of $1,818,989 to the Operating Account for payment of federal income tax estimates and franchise taxes paid and $142,571,768 paid out to redeem Class A Common Stock) consisting of cash and U.S. Treasury Bills with a maturity of 180 days or less. The balance of interest income held in the Trust Account may be used by us to pay taxes.

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

At September 30, 2020, we had cash of $11,009 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2020, the Company had a cash balance of $11,009 and a working capital deficit of $895,616. Accrued income and franchise taxes of $30,000 can be paid by interest income available in the Trust Account.

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

In addition, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the liquidity, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 30, 2020.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than the deferred underwriter commission discussed above, payment to an entity affiliated with the Company’s President a fee of approximately $16,667 per month until the earlier of the consummation of the Business Combination or liquidation, and an agreement to pay an affiliate of the Sponsor a monthly fee of $2,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on August 24, 2018 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and the Company’s liquidation.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for our Common Stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A Common Stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A Common Stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net income (loss) per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of Common Stock outstanding for the period. As of September 30, 2020 the Company has not considered the effect of the Public Warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 23,874,667 shares of Class A Common Stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s statements of operations include a presentation of income per share for Common Stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A Common Stock is calculated by dividing the investment income earned on the Trust Account of $1,404,182 and $3,063,178, net of applicable taxes of $263,425 and $609,915, by the weighted average number of 3,195,004 and 16,928,889 shares of Class A Common Stock outstanding for the nine months ended September 30, 2020 and 2019, respectively. Net income (loss) per share, basic and diluted for Class B Common Stock is calculated by dividing the net income, less income attributable to Class A Common Stock, by the weighted average number of shares of Class B Common Stock outstanding for the period.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Offer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by Public Stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Certificate of Incorporation, our Public Stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by Public Stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEGALITH FINANCIAL ACQUISITION CORP.

Date: November 9, 2020	By:	/s/ A.J. Dunklau
	Name:	A.J. Dunklau
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2020	By:	/s/ Philip Watkins
	Name:	Philip Watkins
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

