Form 10-K
period 2020-12-31
BM Technologies, Inc.
filed 2021-03-31
CIK 1725872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 001-38633

BM Technologies, Inc.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2020, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A common stock on such date, was approximately $35.0 million.

As of March 29, 2021, there were 12,200,302 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

Documents Incorporated By Reference – None.

i

EXPLANATORY NOTE

On January 4, 2021 (the “Closing Date”), subsequent to the end of the fiscal year ended December 31, 2020, the fiscal year to which this Annual Report on Form 10-K relates, BM Technologies Inc. (f/k/a Megalith Financial Acquisition Corp.), a Delaware corporation (the “Company”), consummated its previously announced business combination (as defined below), pursuant to which the Company acquired BankMobile Technologies, Inc. (“BankMobile”) (such acquisition is referred to as the “business combination”). In connection with the closing of the business combination (the “Closing”), pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) between the Company, the Company, MFAC Merger Sub, Inc., a Pennsylvania corporation and wholly-owned subsidiary of the Company (“Merger Sub”), BankMobile, Customers Bank and Customers Bancorp Inc., Merger Sub merged with BankMobile, with Merger Sub surviving the merger as a wholly-owned subsidiary of the Company named BMTX, Inc., and in connection therewith the Company changed its name to BM Technologies, Inc.(the “Merger”).

Except as otherwise expressly provided herein, the information in this Annual Report on Form 10-K does not reflect the consummation of the business combination which, as discussed above, occurred subsequent to the period covered hereunder.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	the benefits of our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	the future financial performance of the combined company following the business combination;

●	failure to maintain the listing on, or the delisting of our securities from, NYSE American or an inability to have our securities listed on NYSE American or another national securities exchange following our initial business combination;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	our growth plans and opportunities; and

●	our financial performance.

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

iii

PART I

References in this report to “the Company,” “we,” “us” and “our” refer to Megalith Financial Acquisition Corporation prior to the Closing of the business combination and to BM Technologies, Inc., a Delaware corporation after the Closing of the business combination. References to our “management” or our “management team” refer to our officers and directors.

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

On May 26, 2020, our stockholders voted to amend the Investment Management Trust Agreement with Continental Stock Transfer & Trust Company (the “Transfer Agent”) to extend the date on which we would have to complete an initial business combination to August 28, 2020 (or November 30, 2020 if the Company had executed a definitive agreement for an initial business combination by August 28, 2020). In connection with the stockholder vote, stockholders redeemed 13,733,885 of the shares of our Class A common stock, leaving approximately $33,167,514.53 in our Trust Account.

On August 6, 2020, the Company entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”), by and among Megalith, MFAC Merger Sub Inc., a Pennsylvania corporation and (“Merger Sub”) a wholly-owned subsidiary of Megalith, BankMobile Technologies, Inc., a Pennsylvania corporation (“BankMobile”) and Customers Bank, a Pennsylvania state chartered bank and the sole stockholder of BankMobile. The Merger Agreement was subsequently amended on November 2, 2020 and December 8, 2020 by the parties and Customers Bancorp, Inc., a Pennsylvania corporation.

Subsequent Events

On January 4, 2021, the Company consummated the business combination (as defined below), pursuant to which the Company acquired BankMobile (the acquisition is referred to herein as the “business combination”). In connection with the closing of the business combination (the “Closing”), pursuant to the Merger Agreement, Merger Sub merged with and into BankMobile, with Merger Sub surviving the merger as a direct, wholly-owned subsidiary of the Company, and in connection therewith the Company changed its name from Megalith Financial Acquisition Corporation to BM Technologies, Inc. (the “Merger”).

In connection with the business combination, 500 shares of Class A common stock were redeemed at a per share price of approximately $10.42. Upon the Closing, the Company had 12,200,302 shares of common stock outstanding.

Further information regarding the business combination and the Company is set forth in (i) the Company’s definitive proxy statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 11, 2020 (the “Proxy Statement”) and (ii) the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2021.

Except as otherwise expressly provided below, this report does not reflect the consummation of the business combination which, as discussed above, occurred subsequent to the period covered hereunder.

Emerging Growth Company Status

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

Employees

As of December 31, 2020, we had two (2) officers. None of our officers or directors is required to commit his or her full time to our affairs prior to the completion of our initial business combination and these individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the U.S. Securities and Exchange Commission (the “SEC”) on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

Item 1A.	Risk Factors

You should carefully consider all of the risks described below, together with the other information contained in this report, including the financial statements, before making a decision to invest in our securities. If any of the following risks occur, our business, financial condition or operating results may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

In this section, “we,” “us,” “our,” and “BMTX” refers to BankMobile Technologies, Inc. prior to the business combination, and to the consolidated Company following the business combination.

Risks Related to Our Business and Industry

We will be dependent on key individuals and the loss of one or more of these key individuals could curtail our growth and adversely affect our prospects.

Our success will depend on our ability to retain key individuals and other management personnel. Members of our senior management, including Ms. Luvleen Sidhu, our Chief Executive Officer, Robert Diegel, our Chief Operating Officer, Bob Ramsey, our Chief Financial Officer, and Andrew Crawford, our Chief Commercial Officer, have been integral in building our digital banking platform and developing and growing our disbursement business and white label banking program. In addition, several members of our senior management who had been employed by Higher One, Inc. prior to its acquisition by Customers Bancorp, have unique and valuable business experience, relationships and knowledge of the higher education disbursement business. We have entered into employment agreements with Ms. Luvleen Sidhu, Mr. Diegel and Mr. Crawford. However, the continued service of these individuals cannot be assured, and if we lose the services of any of these individuals, they would be difficult to replace, and Our business and development could be materially and adversely affected.

We have a limited history operating as a separate entity and no history operating independently of Customers Bank, and our management team has limited experience managing us.

We are a relatively new legal entity and have a limited operating history and no history operating independently of Customers Bank. An integral portion of our business was acquired by Customers Bancorp from Higher One in June 2016, and our business had been operating primarily as a division of Customers Bank, and since September 2017, a wholly-owned subsidiary of Customers Bank. Additionally, in response to regulatory requirements and market pressures, we recently made significant changes to our business, including the types and amounts of fees we charge to our customers, resulting in a material shift from our historical revenues. Although we entered into a Transition Services Agreement with Customers Bancorp, there may be additional risks and expenses that come from no longer operating as a division or wholly-owned subsidiary of a bank, such as increased compliance costs and licensing requirements. In addition, we have no history of managing cash, liquidity, financial obligations and resources, and other operational needs independent of Customers Bank. Because of our limited operating history, there are only limited historical results of operations for you to review and consider in evaluating our results of operations, and our prospects. We will be subject to the business risks and uncertainties associated with recently formed entities with limited operating history, including the risk that we will not achieve our strategic plan.

Our success depends in part on our ability to identify, recruit and retain skilled sales, management, and technical personnel.

Our future success depends upon our continued ability to identify, attract, hire, and retain highly qualified personnel, including skilled technical, management, product, technology, and sales and marketing personnel, all of whom are in high demand and are often subject to competing offers. Competition for qualified personnel in the technology industry is intense and there can be no assurance that we will be able to hire or retain a sufficient number of qualified personnel to meet our requirements, or that we will be able to do so at salary, benefit and other compensation costs that are acceptable. A loss of a substantial number of qualified employees, or an inability to attract, retain, and motivate additional highly skilled employees required for the expansion of our business, could have a material adverse effect on our business and growth prospects.

Our business and future success may suffer if we are unable to continue to successfully implement our strategy.

Our future success will depend, in part, on our ability to generate revenues by providing financial transaction services to higher education institutions and their students directly and through our referral partners, including TouchNet, and our ability to implement and grow our white label banking and Workplace businesses, including the growth and implementation of T-Mobile MONEY and our Google partnership. The market for these services has only recently developed and our viability and profitability is therefore unproven. Our business will be materially and adversely affected if we are unable to develop and market products and services that achieve and maintain market acceptance. Outsourcing disbursement services may not become as widespread in the higher education industry as anticipated, and our products and services may not achieve continued commercial success. In addition, higher education institutional clients could discontinue using our services and return to in-house disbursement and payment solutions. If outsourcing disbursement services does not become widespread, or if institutional clients return to their prior methods of disbursement, our growth prospects, business, financial condition, and results of operations could be materially and adversely affected.

Our strategic growth plan depends, in part, on our ability to enter into new agreements with higher education institutions and new white label partners. These contracts can generally be terminated by the client at will and, therefore, there can be no assurance that we will be able to maintain these clients or maintain agreements with clients on terms and conditions acceptable to us. In addition, we may not be able to continue to establish new relationships with higher education institutional clients or new white label partners at our historical growth rate or at all. The termination of current client contracts or an inability to continue to attract new clients could have a material adverse effect on our business, financial condition, and results of operations.

Not only are establishing new client relationships and maintaining current ones critical to our business, they are also essential components of our strategy for maximizing student usage of our products and services and attracting new student customers as well as our graduate strategy. A reduction in enrollment, a failure to attract and maintain student customers, as well as any future demographic trends that reduce the number of higher education students could materially and adversely affect our capability for both revenue and cash generation and, as a result, could have a material adverse effect on our business, financial condition, and results of operations.

Our strategic growth plan relies on our ability to increase customers’ debit card spending and attract them to our new products. If we are unable to increase debit card usage through product education, marketing, promotions, and technological improvements, or if debit card usage drops as a result of trends, market perception, or new or competing products, our growth prospects, financial condition, and results of operations could be materially and adversely affected.

Finally, an integral part of our growth strategy is our ability to expand our disbursements expertise into new markets and product offerings, including white label banking partnerships and credit products. Our management team has only limited experience forming white label banking partnerships and running a credit products business. If we are unable to develop a credit card program or white label banking program, if we cannot gain market adoption of the credit products business or white label products due to competition, regulatory issues or constraints or otherwise, if large businesses pursue other alternatives to a white label banking partnership, or if the market for white label products and services is smaller than anticipated, our earnings and results of operations will be adversely affected and we may not grow at our projected rates.

We may not be able to grow adoption and retention rates.

Our growth strategy and business projections contemplate a significant increase in adoption and retention rates for our products. A significant component of our growth strategy is dependent on our ability to have students of our higher education institution clients, and customers of our white label banking services, including T-Mobile MONEY customers and employees with our workplace banking partners, select our services and become long-term users of our products. In particular, our growth strategy will depend on our ability to successfully cross-sell our core products and services to students after they leave college as well as growth in product usage from white label and workplace banking customers. We may not be successful in implementing this strategy because these students and customers may believe that our products and services are unnecessary or unattractive. In addition to a sensitivity to adoption rates, we are also sensitive to retention rates. As students leave college or customers leave a white label partner or change employers, we will face increasing competition from banks and other financial services providers. Our failure to attract and retain students, employees, and other customers could have a material adverse effect on our prospects, business, financial condition, and results of operations. Our projections and models assume a significant increase in both adoption and retention rates. If these rates do not increase as projected, our growth, revenues and results of operations may not meet our projections.

Failure to manage future growth effectively could have a material adverse effect on our business, financial condition, and results of operations.

The continued rapid expansion and development of our business may place a significant strain upon our management, administrative, operational and financial infrastructure. Our growth strategy contemplates further increasing the number of our higher education institutional clients and student banking customers. The rate at which we have been able to establish relationships with our customers in the past, however, may not be indicative of the rate at which we will be able to establish additional customer relationships in the future. Further, our growth contemplates an increase in white label banking, including significant growth of T-Mobile MONEY and the Google partnership, and new initiatives with additional white label partners.

Our success will depend, in part, upon the ability of our executive officers to manage growth effectively. Our ability to grow will also depend on our ability to successfully hire, train, supervise, and manage new employees, obtain financing for capital needs, expand our systems effectively, allocate human resources optimally, assure regulatory compliance, and address any regulatory issues, maintain clear lines of communication between our operational functions and our finance and accounting functions, and manage the pressures on management, administrative, operational and financial infrastructure. There can be no assurance that we will be able to accurately anticipate and respond to the changing demands we will face as we continue to expand our operations, or that we will be able to manage growth effectively or achieve further growth at all. If our business does not continue to grow, or if we fail to manage any future growth effectively, our business, financial condition, and results of operations could be materially and adversely affected.

Our growth strategy is based on assumptions, which may not be accurate; additionally, macro trends and key partner actions are not fully within our control.

Our growth strategy and business outlook are based on estimates our management believes to be reasonable, but there are many factors that may be outside of management’s control or may be difficult to predict. Some of these uncertainties include:

●	Our growth strategy is depending on adding additional white label partners. The timing, size, and partnership terms are not fully known today and could have a significant impact on our outlook and results of operations. Currently, T-Mobile is our only material white label partner.

●	Our current white label business is significantly dependent on our white label business with T-Mobile, and T-Mobile’s efforts to market the program and promote growth in accounts. If T-Mobile does not market the product as expected, or if there are changes in the economic relationship with T-Mobile or its investment appetite in the business, it could impact our financial projections and results of operations.

●	Workplace Banking is a new and relatively unproven strategy; our outlook is based on estimated penetration rates of large employers. Those employers may not market the product as effectively as projected or utilize our platform to the extent projected; other unknown factors in this new business, such as the rate of adoption, promotional costs, and costs of signing new employer partners, may cause results to materially differ from our estimates.

●	Macro industry trends may impact the amounts of student disbursements or the likelihood that students choose a BankMobile-serviced account. Department of Education regulation, industry competition, the rise of competing low-cost products, or other unknown shifts could impact the growth in the student business. The lasting impact of COVID-19 on the higher education industry is still largely unknown, but changes in enrollment at our client schools or changes in the amounts disbursed could negatively impact projections and results of operations.

●	Student revenue growth is dependent on our ability to charge the current level of fees, which could be negatively impacted by competition or changes in industry trends. Revenue growth is also dependent on interchange income rates, ATM visits, and other factors that may shift over time.

●	Interest rates are unknown; higher rates of interest will increase the cost of our floating rate debt and may reduce the relative attractiveness of the deposit products we service for our partner banks. Interest rate changes may reduce the deposit servicing fee that is paid to us by our current partner bank or that we can charge to future partner banks.

●	Future bank partnerships will have individually negotiated terms; the economics of those partnerships may differ from the current arrangement. We have a commitment from our current bank partner through the end of 2022, but we may not be able to secure similar terms after that time.

Our partnership with T-Mobile may expose us to additional risks.

In February 2017, we entered into a significant strategic partnership with T-Mobile for the development and roll-out of a mobile banking platform, referred to as T-Mobile MONEY, which was publicly announced in the third quarter of 2018. The T-Mobile MONEY program was extended to the Sprint customers acquired by T-Mobile in August 2020. T-Mobile MONEY represents the most significant white label initiative undertaken by us to date. However, T-Mobile MONEY may not be as successful as currently expected for a variety of reasons, including customer adoption of the product, the level of marketing by T-Mobile, general economic conditions, competition and product alternatives and other factors. If T-Mobile MONEY does not reach the anticipated activity levels and deposit balances relating to T-Mobile MONEY customers are lower than expected, it could adversely affect our business, financial condition, and results of operations.

We have and will in the future create new products in connection with the T-Mobile MONEY offering, many of which will be complex, with possible conditional requirements, options, and variations, along with changes to terms that necessitate additional disclosures or actions to comply with legal and regulatory requirements. The offerings through T-Mobile MONEY may be marketed similar to retail products, with a variety of ancillary offerings, such as rewards programs, further increasing the inherent compliance risk. While we will have final authority on the design of products, some components of the product life cycle may be managed by T-Mobile, such as promotions of the product by T-Mobile. Since we will not have direct control over all aspects of the product life cycle, the relationship involves significant third party relationship management requirements, indicating a significant level of inherent compliance risk.

Demographically, the T-Mobile MONEY product seeks to serve a broader and more diverse population than traditional banking. The white label financial product market is very competitive, requiring products, channels, and services to be recalibrated often to remain attractive to potential customers and white label partners. As such, the level and maturity of new product approval processes, change management and the robustness of strategic planning must be sophisticated enough to respond to competitive demands with timely and meaningful evaluation of compliance risk.

Our agreements with white-label partners, such as T-Mobile, may expose us to additional compliance risk. For example, employees of the white label partner may be incentivized to promote the white label product under a discretionary compensation program to promote financial products to customers, thus increasing exposure to compliance risk. White-label partnerships may also expose us to issues in connection with privacy-related regulations based on the partner receiving certain data regarding the accountholders and their use of the program, which may also be used for marketing purposes. Opt-out and notice may be required in connection with these disclosures.

SMS text messaging will be used extensively in carrying out service-related communications and possibly marketing-related communications as well. Since express consent is required for service-related communications to wireless subscribers, it will be critical to ensure that the language in disclosures and the account agreement indicate this consent. Moreover, the consumer must have the right to revoke all of these communications to their wireless numbers. Failure to comply with the Telephone Consumer Protection Act of 1991, enforced by the Federal Communications Commission (“FCC”), could result in significant fines to T-Mobile and/or to us.

The private label agreement with respect to T-Mobile MONEY has been renewed for an additional term of three years and may only be renewed for an additional term of two years by T-Mobile; T-Mobile’s failure to renew after the second term could have a material adverse effect on us.

The private label agreement between Customers Bancorp, Inc. and T-Mobile that governs T-Mobile MONEY has an initial term of three years. Recently, the term was extended an additional three years to February 2023. The renewal term may be renewed for an additional term of two years at the option of T-Mobile. We will have the option to terminate at each renewal of the agreement. T-Mobile has no obligation to renew the agreement. T-Mobile’s failure to renew the agreement may have a material adverse effect on our business. Further, T-Mobile may renew the agreement on terms that are different or less favorable to us.

To date, on a historical pro forma basis, we have derived our revenue from a limited number of products and markets. Our efforts to expand market reach and product portfolio may not succeed and may reduce revenue growth.

While we will offer a digital banking platform and disbursements services to our customers, the lending products and services historically offered to non-enrolled students and other customers through our business have been limited. Many competitors offer a more diverse set of products and services to customers and operate in additional markets. While we intend to eventually broaden the scope of products offered to customers with our banking partners through our Banking as a Service (“BaaS”) strategy and mobile banking product offerings, there can be no assurance that these efforts will be successful. Our failure to broaden the scope of the products we offer to potential customers may inhibit the growth of repeat business from customers and harm our operating results of operation. There also can be no guarantee that we will be successful with respect to our expansion through our mobile banking platform with new partners and into new markets where we currently do not operate, which could also inhibit the growth of our business and results of operations.

The length and unpredictability of the sales cycle for signing potential higher education institutional clients and white label partners could delay new sales of our products and services, which could materially and adversely affect our business, financial condition, and results of operations.

The sales cycle between our business’ initial contact with potential higher education institutional clients, white label partners, and large employers and the signing of a contract with that client, partner or employer can be lengthy, as the individual agreements need to be negotiated and partnerships customized. As a result of this lengthy sales cycle, our ability to forecast accurately the timing of revenues associated with new sales is limited. The sales cycle will vary widely due to significant uncertainties, over which we have little or no control, including:

●	the individual decision-making processes of each higher education institutional client, white label partner or large employer, which typically include extensive and lengthy evaluations and will require spending substantial time, effort and money educating each client and partner about the value of our products and services;

●	the budgetary constraints and priorities and budget cycle of each higher education institutional client or partner;

●	the reluctance of higher education staff, white label partners or large employers to change or modify existing processes and procedures; and

●	the amount of customization and negotiation required for any given collaboration.

In addition, there is significant upfront time and expense required to develop relationships and there is no guarantee that a potential client will sign a contract with our business even after substantial time, effort and money has been spent on the potential client. A delay in our ability or a failure to enter into new contracts with potential higher education institutional clients could materially and adversely affect our business, financial condition, and results of operations.

Our operating results may suffer because of substantial and increasing competition in the industries in which we do business.

The market for our products and services is competitive, continually evolving and, in some cases, subject to rapid technological change. Our disbursement services compete against all forms of payment, including paper-based transactions (principally cash and checks), electronic transactions such as wire transfers and Automated Clearing House (“ACH”) payments and other electronic forms of payment, including card-based payment systems. Many competitors, including Blackboard, Heartland Payment Systems and Nelnet, Inc., provide payment software, products and services that compete with those us and our bank partners offer. In addition, the banking products and services offered on our platform will also compete with banks that focus on the higher education market, including U.S. Bancorp and Wells Fargo & Company. Future competitors may begin to focus on higher education institutions in a manner similar to us. We also face significant competition for our white label banking products and workplace banking services from other BaaS providers and digital consumer banking platforms such as Chime and Green Dot, as well as from traditional consumer banks. Many of our competitors will have substantially greater financial and other resources than we have, may in the future offer a wider range of products and services and may use advertising and marketing strategies that achieve broader brand recognition or acceptance. In addition, competitors may develop new products, services or technologies that render our products, services or technologies obsolete or less marketable. If we are unable to compete effectively against our competitors, our business, financial condition, and results of operations will be materially and adversely affected.

We depend on a strong brand and a failure to maintain and develop that brand in a cost-effective manner may hurt our ability to expand our customer base.

Maintaining and developing the “BankMobile,” “BankMobile’s Student Banking” and “BankMobile’s Disbursements” brands will be critical to expanding and maintaining our base of higher education institution clients, students and other accountholders. We believe the importance of brand recognition will increase as competition in our market further intensifies. Maintaining and developing our brand will depend largely on our ability to continue to provide high-quality products and services at cost effective and competitive prices, as well as after-sale customer service. While we intend to continue investing in our brand, no assurance can be given as to the success of these investments. If we fail to maintain and enhance our brand, incur excessive expenses in this effort or our reputation is otherwise tainted, including by association with the wider financial services industry or because of data security breaches or negative press, we may be unable to maintain loyalty among our existing customers or attract new customers, which could materially and adversely affect our business, financial condition, and results of operations.

We may be liable to customers or lose customers if we provide poor service or if we experience systems or product failures, if any agreements that we maintain with colleges, universities and white label partners are terminated or if other performance triggers or other performance conditions are triggered.

We are required to fulfill our contractual obligations with respect to our products and services and our high quality service to meet the expectations of customers. Failure to meet these expectations or fulfill our contractual obligations could cause us to lose customers and bear additional liability.

Because of the large amount of data we collect and manage, hardware failures and errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain significant inaccuracies. For example, errors in our processing systems could delay disbursements or cause disbursements to be made in the wrong amounts or to the wrong person. Our systems may also experience service interruptions as a result of undetected errors or defects in software, fire, natural disasters, power loss, disruptions in long distance or local telecommunications access, fraud, terrorism, accident or other similar reason, in which case we may experience delays in returning to full service, especially with regard to data centers and customer service call centers. If problems such as these occur, our customers may seek compensation, withhold payments, seek full or partial refunds, terminate their agreements or initiate litigation or other dispute resolution procedures. In addition, we may be subject to claims made by third parties also affected by any of these problems.

In addition, our agreements with colleges, universities, white label partners and large employers contain and will contain certain termination rights, performance triggers and other conditions which, if exercised or triggered, may result in penalties and/or early termination of such agreements, which could cause us to be liable to customers or lose customers, thereby materially impacting our operations.

Demand for our banking products and other services may decline if we do not continue to innovate or respond to evolving technological changes.

We operate in a dynamic industry characterized by rapidly evolving technology and frequent product introductions. We rely on proprietary technology to pass on cost savings to customers and make our platform convenient for customers to access. In addition, we may increasingly rely on technological innovation as we introduce new products, expand current products into new markets, and operate a full-service digital banking platform. The process of developing new technologies and products is complex, and if we are unable to successfully innovate and continue to deliver a superior customer experience, customers’ demand for our banking products and other services may decrease and our growth and operations may be harmed.

A change in the availability of student loans or financial aid, as well as budget constraints, could materially and adversely affect our financial performance by reducing demand for our services.

The higher education industry depends heavily upon the ability of students to obtain student loans and financial aid. As part of our contracts with higher education institutional clients that use our disbursements services, students’ financial aid and other refunds are sent to us for disbursement. The fees that we will charge most of our clients will be based on the number of financial aid disbursements made to students. In addition, our relationships with higher education institutional clients will provide us with a market for BankMobile Vibe accounts, from which we anticipate we will derive a significant proportion of our revenues. If the availability of student loans and financial aid were to decrease, the number of enrolled students could decrease and our addressable market for student disbursement services would shrink. Future legislative and executive branch efforts to reduce the U.S. federal budget deficit or worsening economic conditions may require the government to severely curtail its financial aid spending, which could materially and adversely affect our business, financial condition, and results of operations. Changes in the availability and cost of student loans could also affect enrollment, in turn affecting our business, financial condition and results of operations.

A change in regulations related to interchange or methods of payments could materially and adversely affect our financial performance.

Future federal, state or network regulations could be changed in a way that could negatively affect our business. Additionally, with the advent of creative money movement systems that bypass card networks, a large future proportionate share of “spend” could leverage a less income producing method. In turn, these events could significantly reduce our interchange income from which we currently expect to derive a significant proportion of our revenues, which could adversely affect our financial condition and results of operations.

Our business depends on steady enrollment in traditional (on-campus) and non-traditional (online) institutions of higher education. The current COVID situation is creating uncertainty with individuals applying for the benefit of higher education.

The COVID-19 pandemic and associated response has put the higher education industry into a period of unprecedented disruption. Many physical campuses are closed or only partially available. Students are displaced and learning at a distance. There is uncertainty as to whether schools will open their physical campuses in some parts of the country, and for many, the upcoming semester may be postponed or cancelled. It is uncertain how quickly the U.S. education system, the economy and human behavior returns to business-as-usual, if at all. A sustained disruption in the higher education industry could affect the demand for disbursements and the number of higher education accounts and the use of such accounts, which could adversely affect our revenues, financial condition and results of operations.

Global economic and other conditions may adversely affect trends in consumer spending and demand for our products and services, which could materially and adversely affect our business, financial condition, and results of operations.

A decrease in consumer confidence due to the weakening of the global economy, or disruptions to on-campus schooling or consumer spending resulting from the COVID-19 pandemic, may cause decreased spending among our student and graduate customers and may decrease the use of account and card products and services. For example, interchange and card revenue for the three months ended September 30, 2020 decreased $2.5 million as compared to the three months ended September 30, 2019, and decreased $5.0 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily resulting from lower interchange rates given shifts in consumer purchase categories, merchants, and larger average transaction sizes, mainly due to COVID-19. Increases in college tuition alongside stagnation or reduction in available financial aid may also restrict spending among college students and the size of disbursements, reducing the use of our account and card products and services and the demand for our disbursement services. Weakening economic conditions, such as decreases in consumer spending, increased consumer credit defaults and bankruptcies, inflation and rising unemployment, may also adversely affect the demand for and use of our white label products and workplace banking platform and associated products, which could materially and adversely affect our business, financial condition, and results of operations.

Our disbursement business depends in part on the current government financial aid regime that relies on the outsourcing of financial aid disbursements through higher education institutions.

In general, the U.S. federal government distributes financial aid to students through higher education institutions as intermediaries. Following the receipt of financial aid funds and the payment of tuition and other expenses, higher education institutions have typically processed refund disbursements to students by preparing and distributing paper checks. Our disbursements service provides higher education institutional clients with an electronic system for improving the administrative efficiency of this refund disbursement process. If the government, through legislation or regulatory action, restructured the existing financial aid regime in such a way that reduced or eliminated the intermediary role played by higher education financial institutions or limited or regulated the role played by service providers such as us, our business, results of operations and prospects for future growth could be materially and adversely affected.

Breaches of security measures, unauthorized access to or disclosure of data relating to clients, fraudulent activity, and infrastructure failures could materially and adversely affect our reputation or harm our financial condition and results of operations.

We will have access to certain “personally identifiable” information of customers, including student contact information, identification numbers and the amount of credit balances, which customers expect will be maintained confidentially. It is possible that hackers, customers or employees acting unlawfully or contrary to our policies or other individuals, could improperly access our or our vendors’ systems and obtain or disclose data about customers. Further, because customer data may also be collected, stored, or processed by third-party vendors, it is possible that these vendors could intentionally or negligently disclose data about our clients or customers. Data breaches could also occur at our bank partners, higher institution clients, white label partners and large employer partners, which could negatively affect our reputation, relationships with end users, and expose us and our clients and customers. Any such breaches or loss of data could negatively affect our business, growth prospects, financial condition, and results of operations.

We will rely to a large extent on sophisticated information technology systems, databases, and infrastructure, and will take reasonable steps to protect them. However, due to their size, complexity, content and integration with or reliance on third-party systems they are potentially vulnerable to breakdown, malicious intrusion, natural disaster and random attack, all of which pose a risk that sensitive data may be exposed to unauthorized persons or to the public. A breach of our information systems could lead to fraudulent activity, including with respect to our cards, such as identity theft, losses on the part of banking customers, additional security costs, negative publicity and damage to our reputation and brand. In addition, our customers could be subject to scams that may result in the release of sufficient information concerning the customer or our accounts to allow others unauthorized access to our accounts or our systems (e.g., “phishing” and “smishing”). Claims for compensatory or other damages may be brought against us as a result of a breach of our systems or fraudulent activity. If we are unsuccessful in defending against any resulting claims, we may be forced to pay damages, which could materially and adversely affect our profitability.

In addition, a significant incident of fraud or an increase in fraud levels generally involving our products, such as our cards, could result in reputational damage, which could reduce the use of our products and services. Such incidents of fraud could also lead to regulatory intervention, which could increase our compliance costs. Accordingly, account data breaches and related fraudulent activity could have a material adverse effect on our future growth prospects, business, financial condition, and results of operations.

If we are unable to protect or enforce our intellectual property rights, we may lose a competitive advantage and incur significant expenses.

Our business will depend on certain registered and unregistered intellectual property rights and proprietary information. We will rely on a combination of patent, copyright, trademark, service mark and trade secret laws, as well as nondisclosure agreements and technical measures (such as the password protection and encryption of our data and systems) to protect our technology and intellectual property rights, including our proprietary software. Existing laws will afford only limited protection for our intellectual property rights. Intellectual property rights or registrations granted to us may provide an inadequate competitive advantage or be too narrow to protect our products and services. Similarly, there is no guarantee that our pending applications for intellectual property protection will result in registrations or issued patents or sufficiently protect our rights. The protections outlined above may not be sufficient to prevent unauthorized use, misappropriation or disclosure of our intellectual property or technology and may not prevent competitors from copying, infringing, or misappropriating our products and services. We cannot be certain that others will not independently develop, design around or otherwise acquire equivalent or superior technology or intellectual property rights. If we are unable to adequately protect our intellectual property rights, our business and growth prospects could be materially and adversely affected.

One or more of the issued patents or pending patent applications relating to us may be categorized as so-called “business method” patents. The general validity of software patents and business method patents has been challenged in a number of jurisdictions, including the United States. Our patents may become less valuable or unenforceable if software or business methods are found to be a non-patentable subject matter or if additional requirements are imposed that our patents do not meet.

We also rely on numerous marks, trademarks and service marks, including “BankMobile,” “BankMobile Vibe” and “BankMobile Disbursements.” If the validity of these marks were challenged, our brand may be damaged or we may be required to face considerable expense defending or changing our marks.

We may incorporate open source software into our products. While the terms of many open source software licenses have not been interpreted by U.S. or foreign courts, such licenses could be construed in a manner that imposes conditions or restrictions on our ability to offer our products and services. In such event, we could be required to make the source code for certain of our proprietary software available to third parties, which may include competitors, to seek licenses from third-parties, to re-engineer, or to discontinue the offering of our products or services, or we could become subject to other consequences, any of which could adversely affect our business, revenues and operating expenses.

We may be subject to claims that our services or solutions violate the patents or other intellectual property of others, which would be costly and time-consuming to defend. If our services and solutions are found to infringe the patents or other intellectual property rights of others, we may be required to change our business practices or pay significant costs and monetary penalties.

The services and solutions that we provide may infringe upon the patents or other intellectual property rights of others. The industry in which we operate is characterized by frequent claims of patent or other intellectual property infringement. We cannot be sure that our services and solutions, or the products of others that we use or offer to our clients, do not and will not infringe upon the patents or other intellectual property rights of third parties, and we may have infringement claims asserted against us or our clients. If others claim that we have infringed upon their patents or other intellectual property rights, we could be liable for significant damages and incur significant legal fees and expenses. In addition, we have agreed to indemnify many of our clients against claims that the services and solutions provided by us infringe upon the proprietary rights of others. In some instances, the potential amount of these indemnities may be greater than the revenues received from the client. Regardless of merit, any such claims could be time-consuming, result in costly litigation, be resolved on unfavorable terms, damage our reputation or require us to enter into royalty or licensing arrangements. Such results could limit our ability to provide a solution or service to clients and have a material adverse effect on our business, results of operations or financial condition.

Termination of, or changes to, the MasterCard association registration could materially and adversely affect our business, financial condition, and results of operations.

The student checking account debit cards issued in connection with our disbursement business and the consumer checking account debit cards issued in connection with white label programs and workplace programs are subject to MasterCard association rules that could subject us to a variety of fines or penalties that may be levied by MasterCard for acts or omissions by us or businesses that work with us. The termination of the card association registration held by us or any changes in card association or other network rules or standards, including interpretation and implementation of existing rules or standards, that increase the cost of doing business or limit our ability to provide products and services and could materially and adversely affect our business, financial condition, and results of operations.

We capitalize certain development costs related to internal software development; this capitalized asset could become impaired if there are changes in our business model that impact the expected use of that software.

At September 30, 2020 our net carrying value of developed software was $45.4 million, which made up 53% of our consolidated assets. This amount reflects the capitalized cost, net of accumulated depreciation, of software that we developed internally as well as the remaining value of the acquired Higher One Disbursement business developed software. Changes in technology, our internal processes, or our business strategies or those of our partners could impact our ability to realize the value of our developed software, which could result in a write-down of the asset.

We are subject to risks associated with our line of credit and the terms of our line of credit may contractually limit our ability to incur additional indebtedness.

We have a line of credit with Customers Bank to borrow a principal amount of up to $10 million, subject to collateral requirements. The line of credit imposes certain conditions that may limit our operations. Under the line of credit, we are generally restricted from incurring additional debt other than from Customers Bank. In addition, we are prohibited from making dividends or distributions to shareholders or acquiring any company. We are also required to apply 50% of any new capital raised by us toward reducing the principal of the Loan. These restrictions may restrict our operations or strategic options and adversely affect our business, financial conditions or prospects.

Availability of borrowings under the line of credit is linked to the valuation of the collateral pursuant to a borrowing base mechanism. As such, declines in the fair market value of our investments which are collateral to the line of credit may reduce availability under our line of credit.

Our line of credit matures January 4, 2022. After the loan’s maturity, there can be no guarantee that we will be able to obtain financing on similar terms or at all.

The fees that we will generate are subject to competitive pressures and are subject to change, which may materially and adversely affect our revenue and profitability.

We will generate revenue from, among other sources, agreements with bank partners to share the banking services fees charged to our accountholders, interchange fees related to purchases made through our debit cards, deposit servicing fees from bank partners, and fees charged to our higher education institution clients.

In an increasingly price-conscious and competitive market, it is possible that to maintain our competitive position with higher education institutions, white label partners, and large employers, we may have to decrease the fees charged for our services. Similarly, in order to maintain our competitive position with partner banks, we may need to reduce deposit servicing fees we charge to partner banks. In order to maintain our competitive position with accountholders, we and our bank partners may need to reduce banking service fees charged to accountholders.

MasterCard could reduce the interchange rates, which it unilaterally sets and adjusts from time to time, which would negatively affect the interchange revenue that we share with our partner banks. In addition, accountholders may modify their spending habits and increase their use of ACH relative to their use of debit cards, as ACH payments are generally free, which could reduce the interchange fees remitted to us. If our fees are reduced as described above, our business, results of operations and prospects for future growth could be materially and adversely affected.

We have agreements in place with our current banking partner, Customers Bank, including a Transition Services Agreement, Deposit Processing Services Agreement and a License Agreement. The Transition Services Agreement will expire January 4, 2022, and the Deposit Processing Services Agreement will expire on December 31, 2022, and will automatically renew for three year terms unless either party elects not to renew. If we are unable to enter into deposit servicing agreements with new partner banks on favorable terms or at all, it could affect our revenues, results of operations and financial condition. In addition, upon the expiration of the Deposit Processing Services Agreement, the amount of interchange revenues we may earn will be dependent on entering into agreements with qualifying partner banks. See “— Our bank partners are subject to extensive regulation as banks, which could limit or restrict our activities.”

We outsource critical operations, which will expose us to risks related to our third-party vendors.

We have entered into contracts with third-party vendors to provide critical services, technology and software in our operations. These outsourcing partners include, among others: FIS, which provides back-end account and transaction data processing as well as web and application hosting services in secure data centers; MasterCard, which provides the payment network for our cards, as well as for certain other transactions; and Ubiquity Global Services, which provides customer care services.

Accordingly, we depend, in part, on the services, technology and software of these and other third-party service providers. In the event that these service providers fail to maintain adequate levels of support, do not provide high quality service, discontinue their lines of business, terminate our contractual arrangements or cease or reduce operations, we may be required to pursue new third-party relationships, which could materially disrupt our operations and could divert management’s time and resources. We may also be unable to establish comparable new third-party relationships on as favorable terms or at all, which could materially and adversely affect our business, financial condition, and results of operations.

Even if we are able to obtain replacement technology, software or services there may be a disruption or delay in our ability to operate our business or to provide products and services, and the replacement technology, software or services might be more expensive than those we have currently. The process of transitioning services and data from one provider to another can be complicated, time consuming and may lead to significant disruptions in our business. In addition, any failure by third-party service providers to maintain adequate internal controls could negatively affect our internal control over financial reporting, which could impact the preparation and quality of our financial statements.

Our ability to limit our liabilities by contract or through insurance may be ineffective or insufficient to cover future liabilities.

We will attempt to limit, by contract, our liability for damages arising from negligence, errors, mistakes or security breaches. Contractual limitations on liability, however, may not be enforceable or may otherwise not provide sufficient protection to us from liability for damages. We will maintain liability insurance coverage, including coverage for errors and omissions. It is possible, however, that claims could exceed the amount of applicable insurance coverage, if any, or that this coverage may not continue to be available on acceptable terms or in sufficient amounts. Even if these claims do not result in liability to us, investigating and defending against them could be expensive and time consuming and could divert management’s attention away from our operations. In addition, negative publicity caused by these events may delay market acceptance of our products and services, any of which could materially and adversely affect our reputation and business.

Failure to maintain an effective system of disclosure controls and internal control over financial reporting could affect our ability to produce timely and accurate financial statements or comply with applicable laws and regulations.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal controls over financial reporting. Although management will be required to disclose changes made in internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of internal controls over financial reporting pursuant to Section 404 until the later of (i) the year following our first annual report required to be filed with the SEC or (ii) the date we do not qualify as an emerging growth company. This assessment will need to include disclosure of any material weaknesses identified by management in internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on the effectiveness of internal control over financial reporting, provided that the independent registered public accounting firm will not be required to attest to the effectiveness of internal control over financial reporting until the first annual report required to be filed with the Securities and Exchange Commission, or SEC, following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act, or the date that we do not qualify as an emerging growth company, as defined in the JOBS Act.

For the three year period ended December 31, 2019, our management and our independent registered public accounting firm identified a material weakness in control over financial reporting, which we have subsequently remediated. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness related to the processing of a single vendor invoice that resulted in a material adjustment to the 2019 financial statements. Management corrected the misstatement in our financial statements and has remediated the control deficiency that caused the error by performing an extensive review of the contractual amounts due from this significant vendor and by implementing an effective review control over the completeness and accuracy of accounts receivable.

If we identify future material weaknesses in our internal control over financial reporting or fail to maintain effective internal controls and procedures or meet the demands that will be placed upon us as a public company, including the applicable requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results or report them within the timeframes required by law or stock exchange regulations. Failure to comply with Section 404 of the Sarbanes-Oxley Act, as applicable to us, could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. If additional material weaknesses exist or are discovered in the future, and we are unable to remediate any such material weaknesses, our reputation, financial condition and operating results could suffer.

We are subject to various regulations related to higher education and disbursements.

Third-Party Servicer.

Because we provide services to some higher education institutions that involve handling federal student financial aid funds, we are considered a “third-party servicer” under Title IV, which governs the administration of federal student financial aid programs. Those regulations require a third-party servicer annually to submit a compliance audit conducted by outside independent auditors that cover the servicer’s Title IV activities. Each year we are and will be required to submit a “Compliance Attestation Examination of the Title IV Student Financial Assistance Programs” audit to the United States Department of Education (“ED”), which includes a report by an independent audit firm. This yearly compliance audit submission to ED provides comfort to our higher education institution clients that we are in compliance with applicable third-party servicer regulations. We also provide and will provide this compliance audit report to clients upon request to help them fulfill their compliance audit obligations as Title IV participating institutions.

Under ED’s regulations, a third-party servicer that contracts with a Title IV institution acts in the nature of a fiduciary in the administration of Title IV programs. Among other requirements, the regulations provide that a third-party servicer is jointly and severally liable with its client institution for any liability to ED arising out of the servicer’s violation of Title IV or its implementing regulations, which could subject us to material fines related to acts or omissions of entities beyond our control. ED is also empowered to limit, suspend or terminate the violating servicer’s eligibility to act as a third-party servicer and to impose significant civil penalties on the violating servicer. We may enter into “Tier 1” arrangements with educational institutions, which are subject to more stringent regulations than certain other “Tier 2” or “non-covered” arrangements.

Additionally, on behalf of our higher education institution clients, we are required to comply with ED’s cash management regulations regarding payment of financial aid credit balances to students and providing bank accounts to students that may be used for receiving such payments. In the event ED concludes that we have violated Title IV or its implementing regulations and should be subject to one or more sanctions, our business and results of operations could be materially and adversely affected. There is limited enforcement and interpretive history of Title IV regulations.

Final rules relating to Title IV Cash Management were published in the Federal Register on October 30, 2015. The Final Rules include, among others, provisions related to (i) restrictions on the ability of higher education institutions and third-party servicers like us to market financial products to students including sending unsolicited debit cards to students, (ii) prohibitions on the assessment of certain types of account fees on student accountholders, and (iii) requirements related to ATM access for student accountholders that became effective as of July 1, 2016. These regulations also require institutions to: offer students additional choices regarding how to receive their student aid funds (including prohibiting an institution from requiring students to open an account into which their credit balances must be deposited); provide a list of account options from which a student may choose to receive credit balance funds electronically, where each option is presented in a neutral manner and the student’s preexisting bank account is listed as the first and most prominent option with no account preselected; ensure electronic payments made to a student’s preexisting account are initiated in a manner as timely as, and no more onerous than, payments made to an account with the institution); include additional restrictions on the institution’s use of personally identifiable information; require that the terms of the contractual arrangements between institutions and schools be publicly disclosed; and require that schools establish and evaluate the contractual arrangements with institutions in light of the best financial interests of students. These regulations increase our compliance costs and could negatively affect our results of operations.

FERPA and GLBA.

Our higher education institution clients are subject to the Family Educational Rights and Privacy Act of 1995 (“FERPA”), which provides, with certain exceptions, that an educational institution that receives any federal funding under a program administered by ED may not have a policy or practice of disclosing education records or “personally identifiable information” from education records, other than directory information, to third parties without the student’s or parent’s written consent. Our higher education institution clients disclose to us certain non-directory information concerning their students, including contact information, student identification numbers and the amount of students’ credit balances. We believe that our higher education institution clients are and will be able to disclose this information without the students’ or their parents’ consent pursuant to one or more exceptions under FERPA. However, if ED asserts that we do not fall into one of these exceptions or if future changes to legislation or regulations require student consent before our higher education institution clients can disclose this information, a sizable number of students may cease using our products and services, which could materially and adversely affect our business, financial condition, and results of operations.

Additionally, as we are indirectly subject to FERPA, we cannot permit the transfer of any personally identifiable information to another party other than in a manner in which a higher education institution may disclose it. In the event that we re-disclose student information in violation of this requirement, FERPA requires our clients to suspend our access to any such information for a period of five years. Any such suspension could have a material adverse effect on our business, financial condition, and results of operations.

We also are and will be subject to certain other federal rules regarding safeguarding personal information, including rules implementing the privacy provisions of the Gramm-Leach-Bliley Act of 1999, or GLBA.

State Laws.

We may also become subject to similar state laws and regulations, including those that restrict higher education institutions from disclosing certain personally identifiable information of students. State attorneys general and other enforcement agencies may monitor our compliance with state and federal laws and regulations that affect our business, including those pertaining to higher education and banking, and conduct investigations of our business that are time consuming and expensive and could result in fines and penalties that have a material adverse effect on our business, financial condition, and results of operations.

Additionally, individual state legislatures may propose and enact new laws that will restrict or otherwise affect our ability to offer our products and services, which could have a material adverse effect on our business, financial condition, and results of operations.

In addition, regulations related to higher education change frequently, and new or additional regulations in the future may increase compliance costs, limit our business and prospects and adversely affect our results of operations.

Compliance with the various complex laws and regulations is costly and time consuming, and failure to comply could have a material adverse effect on our business. Additionally, increased regulatory requirements on our businesses may increase costs, which could materially and adversely affect our business, financial condition, and results of operations. If we do not devote sufficient resources to additional compliance personnel and systems commensurate with our anticipated growth, we could be subject to fines, regulatory scrutiny or adverse public reception to our products and services.

Our bank partners are subject to extensive regulation as banks, which could limit or restrict our activities.

Banking is a highly regulated industry and our bank partners will be subject to examination, supervision, and comprehensive regulation by various regulatory agencies. As a service provider, we will be required to comply with many of these regulations on behalf of our bank partners, which will be costly and restrict certain of our activities, including loans and interest rates charged and interest rates paid on deposits.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our bank partners, and our own business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks, our cost of compliance could adversely affect our ability to operate profitably.

The Dodd-Frank Act Wall Street Reform and Consumer Protection Act, enacted in July 2010, which we refer to as the Dodd-Frank Act, instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. The “Durbin Amendment” of the Dodd-Frank Act limits the amount of interchange fees chargeable by a bank with over $10 billion in assets. Additional legislation and regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could significantly affect our revenues, business and operations in substantial and unpredictable ways. Further, regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks in the performance of their supervisory and enforcement duties. The exercise of this regulatory discretion and power could have a negative impact on our bank partners, and by extension, a negative impact on us. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, which could have a material adverse effect on our bank partners and on our own business, financial condition, and results of operations. Customers Bank, our current banking partner, is now over $10 billion in assets and subject to the Durbin Amendment, which could have an adverse effect on our business. Pursuant to the Deposit Processing Services Agreement between us and Customers Bank, Customers Bank will reimburse us for a portion of the interchange fee lost as a result of the effects of Customers Bank being subject to the Durbin Amendment. However, we may not be able to find another banking partner that is not subject to the Durbin Amendment in future or at all, or on terms that are attractive to us, and having a banking partner that is subject to the Durbin Amendment could reduce interchange revenue and negatively affect our prospects and results of operations.

Risk Related to our Common Stock and Warrants

We will incur increased costs as a result of becoming a public company.

As a public company, we have incurred and will continue to incur significant legal, accounting, insurance, and other expenses that we have not incurred as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with the Sarbanes-Oxley Act and related rules implemented by the SEC. The expenses incurred by public companies for reporting and corporate governance purposes generally have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. In estimating these costs, we took into account expenses related to insurance, legal, accounting, and compliance activities, as well as other expenses not currently incurred. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees, or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions, and other regulatory action and potentially civil litigation.

Our management team has limited experience in managing a public company and the business and financing activities of an organization of our size, which could impair our ability to comply with legal and regulatory requirements.

Our management team has had limited public company management experience or responsibilities, and has limited experience managing a business and related financing activities of our size. This could impair our ability to comply with various legal and regulatory requirements, such as public company compliance and filing required reports and other information required on a timely basis. It may be expensive to develop, implement and maintain programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance and reporting obligations imposed by such laws and regulations, and we may not have the resources to do so. Any failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

An active, liquid trading market for our common stock may not develop.

There has not been a public sustained market for our common stock. We cannot predict the extent to which investor interest in our company will lead to the further development of a trading market on NYSE American or otherwise in the future or how active and liquid that market may become. If an active and liquid trading market does not develop, you may have difficulty selling any of our common stock. Among other things, in the absence of a liquid public trading market:

●	you may not be able to liquidate your investment in shares of common stock;

●	you may not be able to resell your shares of common stock at or above the price attributed to them in the business combination;

●	the market price of shares of common stock may experience significant price volatility; and

●	there may be less efficiency in carrying out your purchase and sale orders.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our common stock, the price of our common stock could decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not currently have and may never obtain research coverage by industry or financial analysts. If no or few analysts commence coverage of us, the trading price of our stock could be negatively affected. Even if we do obtain analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our common stock could decline. If one or more of these analysts cease to cover our common stock, we could lose visibility in the market for our stock, which in turn could cause our common stock price to decline.

Substantial future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. Certain shares of our common stock are freely tradable without restriction under the Securities Act, except for any shares of our common stock that may be held or acquired by our directors, executive officers, and other affiliates, as that term is defined in the Securities Act, which are restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available. Certain of our stockholders and members of our management have rights, subject to certain conditions, to require us to file registration statements covering shares of our common stock or to include shares in registration statements that we may file for ourselves or other stockholders. Any such sales, including sales of a substantial number of shares or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We may also issue shares of our common stock or securities convertible into our common stock from time to time in connection with financings, acquisitions, investments, or otherwise. Any such issuance could result in ownership dilution to you as a stockholder and cause the trading price of our common stock to decline.

Provisions in our charter and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation and bylaws contain provisions to limit the ability of others to acquire control of the Company or cause us to engage in change-of-control transactions, including, among other things:

●	provisions that authorize our board of directors, without action by our stockholders, to authorize by resolution the issuance of shares of preferred stock and to establish the number of shares to be included in such series, along with the preferential rights determined by our board of directors; provided that, our board of directors may also, subject to the rights of the holders of preferred stock, authorize shares of preferred stock to be increased or decreased by the approval of the board of directors and the affirmative vote of the holders of a majority in voting power of the outstanding shares of capital stock of the corporation;

●	provisions that impose advance notice requirements, minimum shareholding periods and ownership thresholds, and other requirements and limitations on the ability of stockholders to propose matters for consideration at stockholder meetings; and

●	a staggered board whereby our directors are divided into three classes, with each class subject to retirement and reelection once every three years on a rotating basis.

These provisions could have the effect of depriving stockholders of an opportunity to sell their shares at a premium over prevailing market prices by discouraging third parties from seeking to obtain control of our business in a tender offer or similar transaction. With our staggered board of directors, at least two annual meetings of stockholders will generally be required in order to effect a change in a majority of our directors. Our staggered board of directors can discourage proxy contests for the election of directors and purchases of substantial blocks of our shares by making it more difficult for a potential acquirer to gain control of our board of directors in a relatively short period of time.

Our amended and restated certificate of incorporation will provide, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation will require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We will have the ability to redeem outstanding warrants (excluding any placement warrants held by our Sponsor or its permitted transferees) at any time after they become exercisable and prior to their expiration, at $0.01 per warrant, provided that the last reported sales price (or the closing bid price of our common stock in the event the shares of our common stock are not traded on any specific trading day) of our common stock equals or exceeds $24.00 per share for any 20 trading days within a 30 trading-day period ending on the third business day prior to the date we send proper notice of such redemption, provided that on the date it gives notice of redemption and during the entire period thereafter until the time it redeems the warrants, we have an effective registration statement under the Securities Act covering the shares of our common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, it may exercise its redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force a warrant holder: (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, will be substantially less than the market value of your warrants.

Our Warrants become exercisable upon effectiveness of a Registration Statement, which could increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Outstanding warrants to purchase an aggregate of 24,195,778 shares of our common stock become exercisable upon effectiveness of our resale Registration Statement filed on Form S-1 with the SEC. These warrants consist of 17,250,000 warrants originally included in the units issued in Megalith’s IPO and 6,945,778 private placement warrants. Each warrant entitles its holder to purchase one share of our common stock at an exercise price of $11.50 per share and will generally expire at 5:00 p.m., New York time, on January 4, 2026 or earlier upon redemption of our common stock. To the extent warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to our then existing stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could depress the market price of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently maintain our corporate offices at 201 King of Prussia Road, Suite 350, Wayne, PA 19087. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

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

Market Information

Our common stock and warrants are each traded on the NYSE American Market under the symbols “BMTX,” “BMTX-WT”, respectively. Megalith’s units commenced public trading on August 24, 2018 under the symbol MFAC.U, and its Class A common stock and warrants commenced public trading under the symbols “MFAC” and “MFAC.W” on September 21, 2018, prior to the business combination.

Holders

On March 29, 2021, there were 502 holders of record of our common stock and 10 holders of record of our warrants.

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

References in this report (the “Annual Report”) to “we,” “us” or the “Company” refer to Megalith Financial Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to MFA Investor Holdings LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Forward-Looking Statements” appearing elsewhere in this Annual Report on Form 10-K.

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

On May 26, 2020, our stockholders voted to amend the Investment Management Trust Agreement with Continental Stock Transfer & Trust Company (the “Transfer Agent”) to extend the date on which we would have to complete an initial business combination to August 28, 2020 (or November 30, 2020 if the Company had executed a definitive agreement for an initial business combination by August 28, 2020). In connection with the stockholder vote, stockholders redeemed 13,733,885 of the shares of our Class A common stock, leaving approximately $33,167,514 in our Trust Account.

On August 6, 2020, the Company entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”), by and among Megalith, MFAC Merger Sub Inc., a Pennsylvania corporation and (“Merger Sub”) a wholly-owned subsidiary of Megalith, BankMobile Technologies, Inc., a Pennsylvania corporation (“BankMobile”) and Customers Bank, a Pennsylvania state chartered bank and the sole stockholder of BankMobile. The Merger Agreement was subsequently amended on November 2, 2020 and December 8, 2020 by the parties and Customers Bancorp, Inc., a Pennsylvania corporation.

Subsequent Events

On January 4, 2021, the Company consummated the business combination (as defined below), pursuant to which the Company acquired BankMobile (the acquisition is referred to herein as the “business combination”). In connection with the closing of the business combination (the “Closing”), pursuant to the Merger Agreement, Merger Sub merged with and into BankMobile, with Merger Sub surviving the merger as a direct, wholly-owned subsidiary of the Company, and in connection therewith the Company changed its name from Megalith Financial Acquisition Corporation to BM Technologies, Inc. (the “Merger”).

In connection with the business combination, 500 shares of Class A common stock were redeemed at a per share price of approximately $10.42. Upon the Closing, the Company had 12,200,302 shares of common stock outstanding.

Further information regarding the business combination and the Company is set forth in (i) the Company’s definitive proxy statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 11, 2020 (the “Proxy Statement”) and (ii) the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2021.

Results of Operations

We have neither engaged in any operations nor generated any revenues through December 31, 2020. Our only activities from inception through December 31, 2020 were organizational activities, efforts relating to the Initial Public Offering, identifying a target company for a Business Combination and the acquisition of BankMobile. We generated non-operating income in the form of interest income on cash marketable securities held in the Trust Account.

For the year ended December 31, 2020, we had net (loss) of $(890,699) which consists of operating costs of $2,210,594 and a provision for income taxes of $297,748, offset by interest income on marketable securities held in the Trust Account of $1,405,514 and other income of $212,129.

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

As of December 31, 2020, $43,178 of cash was held outside of the Trust Account and was available for working capital purposes, including paying business, legal and accounting due diligence costs on prospective acquisitions and continuing general and administrative expenses.

Following the Initial Public Offering and the exercise of the over-allotment option, a total of $170,981,778 was placed in the Trust Account and we had $1,785,062 of cash held outside of the Trust Account, after payment of all costs related to the Initial Public Offering and the exercise of the over-allotment option.

Off-balance sheet financing arrangements

As of December 31, 2020 and 2019, we did not have obligations, assets or liabilities which would be considered off-balance sheet arrangements as defined in Item 303(a)(4)(ii). We are not a party to any transaction that creates relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Related Party

The Company paid an entity affiliated with the President a fee of approximately $16,667 per month until the consummation of the Business Combination. A bonus of $78,000 was paid out after the successful completion of the Initial Public Offering.

Contractual obligations

As of December 31, 2020, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the deferred underwriter commission discussed above, payment to an entity affiliated with the President a fee of approximately $16,667 per month until the consummation of the Business Combination, as well as a bonus of $78,000 which was paid out after the successful completion of the Initial Public Offering, and an agreement to pay the sponsor a monthly fee of $2,000 for office space, utilities and administrative support provided to the Company. We began incurring these fees on August 24, 2018 and continued to incur these fees monthly until through October 31, 2020 for the office space and November 15, 2020 for the fee to the entity affiliated with the President.

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

Reference is made to pages F-1 through F-19 comprising a portion of this Annual Report on Form 10-K.

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

Management’s Report on Internal Controls over Financial Reporting

 Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission for newly public companies (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth fiscal quarter of the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Luvleen Sidhu	34	Chief Executive Officer; Chairman of the Board
Robert Diegel	58	Chief Operating Officer
Robert Ramsey	45	Chief Financial Officer
Pankaj Dinodia	36	Director
Mike Gill	69	Director
Aaron Hodari	34	Director
Brent Hurley	41	Director
A.J. Dunklau	38	Director
Marcy Schwab	49	Director

Luvleen Sidhu has served as BankMobile’s Chief Executive Officer and Director since 2019. From February 2014 to present, Ms. Luvleen Sidhu served as Chief Strategy Officer and President of BankMobile, which she helped found. Ms. Luvleen Sidhu earned her MBA from the Wharton School of Business of the University of Pennsylvania and her bachelor’s degree from Harvard University. After graduating from Harvard and Wharton she was a management consultant at Booz & co. in their financial services practice. Ms. Luvleen Sidhu is a recognized leader in the industry and was named one of Crain’s New York Business 2020 40 Under 40 and a “Rising Star in Banking & Finance” in 2020. She was previously named Fintech Woman of the Year by Lendit Fintech for 2019. Before attending business school at Wharton, she was an analyst at Neuberger Berman and also worked as a director of corporate development at Customers Bank. While at the company, Ms. Luvleen Sidhu introduced several growth projects, including partnering with a New York City-based start-up to improve the banking experience through innovative technology. Ms. Luvleen Sidhu has been featured regularly in the media including on CNBC, Bloomberg Radio, Yahoo Finance, Fox News Radio and in The Wall Street Journal, Forbes.com, American Banker, Crain’s New York, FoxNews.com, among others.

Bob Ramsey serves as our Chief Financial Officer. From January 2019 to present, Mr. Ramsey served as Chief Financial Officer of BankMobile, during which period he had a dual role and also served as Customers Bancorp’s Director of Investor Relations. From 2017 to 2019, Mr. Ramsey served as Director of Strategic Planning and Investor Relations at Customers Bancorp. Prior to joining Customers Bancorp, Mr. Ramsey served as senior equity research analyst and other roles at FBR Capital Markets for 13 years, where he covered community banks, regional banks, super-regional banks, consumer finance and fintech companies. He previously worked at Wachovia Securities. Mr. Ramsey has his MBA from the College of William and Mary and his bachelor’s degree from Hampden Sydney College.

Robert J. Diegel serves as our Chief Operating Officer. Mr. Diegel became Chief Operating Officer in October 2017 and Director of BankMobile Technologies, Inc. in 2017. From April 2014, Mr. Diegel served in a variety of roles in Customers Bank and BankMobile. Those roles include Director of Banking Operations and Deputy Chief Administrative Officer. Prior to joining Customers Bank, Mr. Diegel served as Senior Vice President — Director of Operations and Cash Management at Firstrust Bank, where he worked from 1990 through 2014 and was a Board member of FIS’ Strategic Payment Counsel from 2009 through 2014. Mr. Diegel earned his Bachelor of Science in accounting from LaSalle University in Philadelphia before attending Georgetown University’s Stonier Graduate School with the American Bankers Association.

Pankaj Dinodia has served as our director since the Business Combination. Since June 2011, Mr. Dinodia has been Chief Executive Officer and founder of Dinodia Capital Advisors, a SEBI-registered financial advisory services firm based in New Delhi, which provides strategic and merger and acquisitions services and works closely with several family offices on global investments and asset allocation. Prior to that, Mr. Dinodia earned his MBA from the Harvard Business School. From July 2008 to July 2009, Mr. Dinodia worked for accounting firm S.R. Dinodia & Co., developing its M&A Advisory practice. From July 2007 to July 2008, Mr. Dinodia helped establish and run Goldman Sachs’ private equity business in India. Prior to that, Mr. Dinodia had served within the Investment Banking Division at Goldman Sachs in New York City since 2005, where he provided mergers and acquisition and investment advisory services to global banks, insurance and fintech companies. He has previously served as the Founder & President of the Wharton Alumni Delhi Chapter as well as on the Executive Board for the Harvard Business School Club of India. Mr. Dinodia graduated magna cum laude at the Wharton School, earning his BS Economics degree with a concentration in finance. He also earned his MBA at the Harvard Business School. We believe that Mr. Dinodia is qualified to serve as a member of the post-Business Combination company board of directors based on his experience in banking, investing and providing strategic advice and mergers and acquisitions advisory services, as well has his experience mentoring start-ups across industries, including those in fintech and consumer industries.

Mike Gill has served as our director since the Business Combination. Mr. Gill is a retired attorney who worked as Managing Director Global Complex Contracting at Accenture LLP from 2003 to October 2016. At Accenture LLP, Mr. Gill headed up a team of over 160 attorneys worldwide, specializing in technology, digital, outsourcing, and systems integration transactions and helping to negotiate and close large and complex customer-facing contracts across the world, including in the financial services industry. Prior to working at Accenture, Mr. Gill practiced as a transactional attorney for over 25 years in Kansas City, Missouri specializing in professional services providers, including consultants, accountants, architects and attorneys. Mr. Gill also has experience in commercial litigation, including malpractice and securities law defense. Mr. Gill earned his BS in Business from University of Missouri and his JD from University of Missouri School of Law. We believe that Mr. Gill is qualified to serve as a member of the post-Business Combination company board of directors based on his legal experience, experience within the financial services industry and significant experience structuring and negotiating complex transactions both domestically and globally.

Aaron Hodari has served as our director since the Business Combination. Mr. Hodari, a CFP and CIMA, is a Managing Director of Schechter. Aaron Hodari works with high net worth individuals, families, business owners, and their advisors to bring them institutional quality investment management and advanced financial planning solutions. Aaron heads the firm’s branch of Private Capital, including deal sourcing, due diligence, deal structuring, and market opportunity identification. He’s also instrumental in the development of correlated and non-correlated investment alternatives, helping identify investment allocations and manager selection. He is a sought-after speaker regarding the tax advantages for hedge funds within Private Placement Life Insurance (PPLI) and Private Placement Variable Annuity (PPVA). Prior to joining Schechter, Aaron worked at BlackRock Financial Management, New York, NY in the Institutional Account Management group where he managed relationships with institutional investors including pension funds, foundations & endowments, and family offices. While there, he specialized in customized fixed-income solutions, commodities, and hedge funds. Aaron graduated from the University of Michigan, where he majored in economics and played lacrosse. He currently sits on the school’s Dean’s Young Alumni Council and he is a member of the CAIS Advisory Council. We believe that Mr. Hodari is qualified to serve as a member of the post-Business Combination company board of directors based on his financial and investment management expertise.

Brent Hurley has served as our director since the Business Combination. Since July 2016, Mr. Hurley has been a serial angel investor in various technology start-up companies and participated in multiple venture funds. Mr. Hurley has been a member of MFA Investor Holdings, the sponsor of MFAC, since 2018. From January 2015 to June 2016, Mr. Hurley was Chief Executive Officer and Co-founder of SayMore, a social network start-up company. From November 2011 to January 2015, Mr. Hurley served as Chief Financial Officer of MixBit, Inc. (previously AVOS Systems), a multinational consumer technology company backed by GV (formerly Google Ventures) and NEA. Prior to that, Mr. Hurley was a founding team member of YouTube for four years until its sale to Google, serving as Director of Finance and Operations from 2005 to 2007 and, following the sale to Google, Manager on the YouTube Strategic Partnerships Team. Prior to that, Mr. Hurley was a buyside securities trader and portfolio accountant at Fisher Investments. Mr. Hurley began his career as an intern at PayPal, Inc. when it had less than 25 employees. Mr. Hurley served on the board of directors of MixBit, a private company, from 2014 to 2018, and has served two 3-year terms on the Board of Trustees at Albright College, and one term on the Harvard Business School Alumni Board. Mr. Hurley earned his BS in Finance & Philosophy from Albright College and his MBA from Harvard Business School. We believe that Mr. Hurley is qualified to serve as a member of the post-Business Combination company board of directors based his extensive experience investing in and developing technology start-up companies and his finance and accounting experience.

A.J. Dunklau has served as our director since the Business Combination and until the Business Combination served as President of Megalith since its inception, and served Chief Executive Officer of Megalith since May 5, 2020. From 2011 through 2017, Mr. Dunklau was an executive at AGDATA, LP, a provider of payment facilitation, information services, and software, which was sold to Vista Equity Partners in 2014. From 2016 to 2017 Mr. Dunklau served as AGDATA’s Chief Strategy Officer and from 2014 to 2016 he served as its Head of Product Management. From 2012 to 2014, Mr. Dunklau served as AGDATA’s Executive Vice President and General Manager of Industry Platforms, and prior to that served as Director of Business Development. From 2005 to 2011, he worked as a management consultant at A.T. Kearney, where he consulted on global projects across a range of industries, including financial services. Mr. Dunklau received his Bachelors of Science in Business Administration from Washington University in St. Louis and an MBA from the Harvard Business School.

Marcy Schwab has served as our director since the Business Combination. Ms. Schwab is the President of Inspired Leadership, LLC, which she founded in 2012. Inspired Leadership, LLC provides consulting, leadership advisory, and executive coaching services to Fortune 500 companies, start-ups, federal, state and local agencies and not-for-profits. Ms. Schwab has also served as principal at thought LEADERS, LLC since 2016, and is a member at Forbes Coaches Counsel. From July 2019 to September 2020, Ms. Schwab served of chief of staff to the CEO of Reserve Trust Company part time, and served as Vice President of Retail Banking at Sallie Mae from 2010 to 2012. Ms. Schwab served in various roles at Capital One, including Senior Vice President, Consumer Segment Lending from 2008 to 2009, Vice President from 2007 to 2008, and Senior Business Director from 1998 to 2007. Ms. Schwab brings over 25 years of experience as a senior executive, consultant, facilitator, and leadership coach. Ms. Schwab earned an MBA from The Wharton School of Business and a Bachelor of Science in Engineering from the University of Pennsylvania. We believe that Ms. Schwab is qualified to serve as a member of the post-Business Combination company board of directors based on her experience as a senior leader at several consumer focused financial services companies.

Board Composition

Our business affairs are managed under the direction of our Board. Our Board consists of seven members, at least a majority of whom qualify as independent within the meaning of the independent director guidelines of the NYSE American. Ms. Luvleen Sidhu and Mr. Hodari are not considered independent.

Our Board is divided into three staggered classes of directors. At each annual meeting of our stockholders, a class of directors will be elected for a three-year term to succeed the same class whose term is then expiring, as follows:

●	the Class I directors will be Aaron Hodari and Pankaj Dinodia, and their terms will expire at the annual meeting of stockholders to be held in 2021;

●	the Class II directors will be A.J. Dunklau, Marcy Schwab, and Mike Gill, and their terms will expire at the annual meeting of stockholders to be held in 2022; and

●	the Class III directors will be Luvleen Sidhu and Brent Hurley, and their terms will expire at the annual meeting of stockholders to be held in 2023.

Our Charter provides that the Company Board will consist of one or more members, and the number of directors may be increased or decreased from time to time by a resolution of the Company Board. Each director’s term will continue until the election and qualification of his or her successor, or his or her earlier death, resignation, or removal. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the total number of directors. This classification of the Company Board may have the effect of delaying or preventing changes in control of the Company.

Each of the Company’s officers will serve at the discretion of the Company Board and will hold office until his or her successor is duly appointed and qualified or until his or her earlier resignation or removal. There are no family relationships among any of the persons expected to be directors or officers of the Company upon the consummation of the Business Combination. The Company Board has appointed Pankaj Dinodia as lead director to help management coordinate with the independent directors.

Director Independence

The Company’s Common Stock is listed on the NYSE American. Under the NYSE rules, independent directors must comprise a majority of a listed company’s board of directors. In addition, the NYSE rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Under the NYSE rules, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Audit committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 under the Exchange Act and the rules of the NYSE. Compensation committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and the NYSE rules.

In order to be considered independent for purposes of Rule 10A-3 under the Exchange Act and under the rules of the NYSE, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

To be considered independent for purposes of Rule 10C-1 under the Exchange Act and under the rules of the NYSE, the board of directors must affirmatively determine that the member of the compensation committee is independent, including a consideration of all factors specifically relevant to determining whether the director has a relationship to the company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (i) the source of compensation of such director, including any consulting, advisory or other compensatory fee paid by the company to such director; and (ii) whether such director is affiliated with the company, a subsidiary of the company or an affiliate of a subsidiary of the company.

Our Board has undertaken a review of the independence of each director and considered whether each director of the Company has a material relationship with the Company that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, we determined that Pankaj Dinodia, Mike Gill, Brent Hurley, A.J. Dunklau, and Marcy Schwab will be considered “independent directors” as defined under the listing requirements and rules of the NYSE and the applicable rules of the Exchange Act.

Board Leadership Structure

We believe that the structure of our Board and its committees will provide strong overall management of the Company.

Committees of the Company Board

The Company Board has an audit committee, compensation committee and nominating and corporate governance committee. The composition and responsibilities of each of the committees of the Board of Directors is described below. Members serve on these committees until their resignation or until as otherwise determined by the Company Board.

Audit Committee

Each of the members of the Company’s audit committee satisfies the requirements for independence and financial literacy under the applicable rules and regulations of the SEC and rules of the NYSE. The Company also determines that Mr. Dunklau qualifies as an “audit committee financial expert” as defined in the SEC rules and satisfies the financial sophistication requirements of the NYSE. The Company’s audit committee is responsible for, among other things:

●	selecting a qualified firm to serve as the independent registered public accounting firm to audit the Company’s financial statements;

●	helping to ensure the independence and performance of the independent registered public accounting firm;

●	discussing the scope and results of the audit with the independent registered public accounting firm and reviewing, with management and the independent registered public accounting firm, the Company’s interim and year-end financial statements;

●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

●	reviewing the Company’s policies on and oversees risk assessment and risk management, including enterprise risk management;

●	reviewing the adequacy and effectiveness of internal control policies and procedures and the Company’s disclosure controls and procedures; and

●	approving or, as required, pre-approving, all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by the independent registered public accounting firm.

The Company Board has adopted a written charter for the audit committee which is available on the Company’s website.

Compensation Committee

Each of the members of the Company’s compensation committee meet the requirements for independence under the applicable rules and regulations of the SEC and rules of the NYSE. The Company’s compensation committee is responsible for, among other things:

●	reviewing, approving and determining the compensation of the Company’s officers and key employees;

●	reviewing, approving and determining compensation and benefits, including equity awards, to directors for service on the Company Board or any committee thereof;

●	administering the Company’s equity compensation plans;

●	reviewing, approving and making recommendations to the Company Board regarding incentive compensation and equity compensation plans; and

●	establishing and reviewing general policies relating to compensation and benefits of the Company’s employees.

The Company Board has adopted a written charter for the compensation committee which is available on the Company’s website.

Nominating and Corporate Governance Committee

Each of the members of the nominating and corporate governance committee meet the requirements for independence under the applicable rules and regulations of the SEC and rules of the NYSE. The nominating and corporate governance committee is responsible for, among other things:

●	identifying, evaluating and selecting, or making recommendations to the Company Board regarding, nominees for election to our Board and its committees;

●	evaluating the performance of our Board and of individual directors;

●	considering, and making recommendations to the Company Board regarding, the composition of our Board and its committees;

●	reviewing developments in corporate governance practices;

●	evaluating the adequacy of the corporate governance practices and reporting;

●	reviewing related person transactions; and

●	developing, and making recommendations to the Company Board regarding, corporate governance guidelines and matters.

Our Board has adopted a written charter for the nominating and corporate governance committee, which is available on our website.

Code of Conduct and Ethics

We have posted our Code of Conduct and Ethics and expect to post any amendments to or any waivers from a provision of our Code of Conduct and Ethics on our website, and also intend to disclose any amendments to or waivers of certain provisions of our Code of Conduct and Ethics in a Form 8-K.

Compensation Committee Interlocks and Insider Participation

None of the Company’s officers currently serves, and in the past year has not served, (i) as a member of the compensation committee or the board of directors of another entity, one of whose officers served on the Company’s compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose officers served on the Company Board.

Related Person Policy of the Company

The Company has adopted formal written policy providing that the Company’s officers, directors, nominees for election as directors, beneficial owners of more than 5% of any class of the Company’s capital stock, any member of the immediate family of any of the foregoing persons and any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest, are not permitted to enter into a related party transaction with the Company without the approval of the Company’s nominating and corporate governance committee, subject to the exceptions described below.

A related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which the Company and any related person are, were or will be participants in which the amount involves exceeds $120,000. Transactions involving compensation for services provided to the Company as an employee or director are not covered by this policy.

Under the policy, the Company will collect information that the Company deems reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder, to enable the Company to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under the Code of Conduct, employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest.

The policy will require that, in determining whether to approve, ratify or reject a related person transaction, our nominating and corporate governance committee, or other independent body of our Board, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the Company’s best interests and those of our stockholders, as our nominating and corporate governance committee, or other independent body of our Board, determines in the good faith exercise of its discretion.

Our nominating and corporate governance committee has determined that certain transactions will not require the approval of the nominating and corporate governance committee, including certain employment arrangements of officers, director compensation, transactions with another company at which a related party’s only relationship is as a director, non-executive employee or beneficial owner of less than 10% of that company’s outstanding capital stock, transactions where a related party’s interest arises solely from the ownership of our Common Stock and all holders of our Common Stock received the same benefit on a pro rata basis and transactions available to all employees generally.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Prior to the consummation of the business combination, none of Megalith’s executive officers or directors received any cash compensation for services rendered to the Company. Commencing August 2018, we have agreed to pay an entity affiliated with our sponsor a total of $2,000 per month for office space, utilities and secretarial and administrative support. We pay an entity affiliated with our President a fee of approximately $16,667 per month following the consummation of our initial public offering until the earlier of the consummation of our initial business combination or our liquidation as well as a bonus of $78,000 upon successful completion of our initial public offering. On October 31, 2020 and November 15, 2020, the Company ceased making these monthly payments for office space and to an affiliate of the President, respectively. Other than such fees, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, were paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). Our audit committee reviewed on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination were made using funds held outside the trust account.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 29, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

In the table below, percentage ownership is based on 12,200,302 shares of Class A common stock outstanding as of March 29, 2021. The table below does not include the Class A Common Stock underlying the Placement Warrants held or to be held by the Company’s officers or Sponsor because these securities are not currently exercisable within sixty (60) days. This table also assumes that there are no issuances of equity securities under the 2020 Equity Incentive Plan.

Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Unless otherwise noted, the business address of each of the following entities or individuals is 201 King of Prussia Road, Suite 350, Wayne, PA 19087.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	% of Class
Directors and Named Executive Officers
Luvleen Sidhu(1)	809,248	6.64%
Pankaj Dinodia	0	*
Mike Gill	0	*
Aaron Hodari(2)	0	*
Brent Hurley	10,322	*
A.J. Dunklau	2,064	*
Marcy Schwab	0	*
Robert Ramsey(3)	57,805	*
Robert Diegel(4)	97,612	*
All executive officers and directors as a group (9 individuals)	977,051	8.01%

Greater than Five Percent Holders:
MFA Investor Holdings LLC(5)	1,019,802	8.4%
Jay S. Sidhu(5)(6)	1,288,870	10.1%
Bhanu Choudhrie(5)(7)	1,121,345	9.2%
OxFORD Asset Management LLP(8)	971,487	8.0%
Schechter Private Capital Funds(9)	1,912,599	15.7%

*	Less than 1%
(1)	Includes 809,248 shares that Ms. Luvleen Sidhu was directed from CUBI in connection with a severance agreement she entered into with CUBI, which shares are subject to restrictions on transfer and clawback if Ms. Sidhu does not maintain her service to the Company.
(2)	Mr. Hodari has indirect interest in the shares of common stock of the Company through his ownership of membership interests in Schechter Private Capital, LLC, but does not have voting or dispositive control over the shares and disclaims ownership of any of the shares of common stock of the Company held by Schechter Private Capital Fund I, LLC.

(3)	Includes 57,805 Merger Consideration Shares that Mr. Ramsey was directed from CUBI in connection with a severance agreement he entered into with CUBI, which shares are subject to restrictions on transfer and clawback if Mr. Ramsey does not maintain his service to the Company.
(4)	Includes 96,339 Merger Consideration Shares that Mr. Diegel was directed from CUBI in connection with a severance agreement he entered into with CUBI, which shares are subject to restrictions on transfer and clawback if Mr. Diegel does not maintain his service to the Company.
(5)	MFA Investor Holding LLC is the record holder of 1,019,802 of such shares. Jay S. Sidhu, and Bhanu Choudhrie are the managing members and have voting and investment discretion with respect to such shares. As such, they may be deemed to have beneficial ownership of the shares. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. Excludes 300,000 founders shares subject to vesting and forfeiture unless the stock price reaches $15 per share for 20 out of 30 days.
(6)	Includes an estimated 209,068 merger consideration shares that Mr. Sidhu received as a CUBI Stockholder, based on Mr. Sidhu’s reported ownership in CUBI as of November 10, 2020.
(7)	Includes an estimated 101,543 merger consideration shares that Mr. Choudhrie received as a CUBI Stockholder, based on Mr. Choudhrie’s reported ownership in CUBI as of December 17, 2020.
(8)	According to a Schedule 13G filed with the SEC on February 13, 2020, OxFORD serves as investment adviser to OxAM Quant Fund Limited. The address of the principal business office of the reporting person is OxAM House, 6 George Street, Oxford, United Kingdom, OX1 2BW.
(9)	According to a Form 3 filed with the SEC on February 3, 2021, includes 924,423 shares held by Schechter Private Capital Fund I, LLC – Series Q and 988,176 shares held by Schechter Private Capital Fund I, LLC – Series Q2. Schechter Private Capital Fund I, LLC is managed by Schechter Private Capital, LLC. Decisions regarding the voting or disposition of the shares held by the foregoing are made by the President of Schechter Private Capital, LLC, Marc Schechter. Mr. Hodari disclaims ownership of any of the shares of common stock of the Company held by Schechter Private Capital Fund I, LLC. The address of Schechter Private Capital Fund I, LLC-Series Q and Schechter Private Capital Fund I, LLC-Series Q2 is 251 Pierce Street, Birmingham, MI 48009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Our sponsor and Chardan Capital Markets, LLC (“Chardan”) purchased an aggregate of 6,560,000 private placement warrants at a price of $1.00 per warrant in a private placement that closed simultaneously with the closing of our initial public offering. 5,810,000 private placement warrants were purchased by our sponsor and 750,000 private placement warrants were purchased by Chardan. In connection with the underwriters’ partial exercise of over-allotment option, our sponsor purchased an additional 385,778 warrants. Our sponsor and Chardan are permitted to transfer the private placement warrants held by them to certain permitted transferees, including our and Chardan’s officers and directors and other persons or entities affiliated with or related to them, but the transferees receiving such securities will be subject to the same agreements with respect to such securities as the sponsor. Otherwise, these warrants will not, subject to certain limited exceptions, be transferable or salable until 30 days after the completion of our initial business combination. The private placement warrants are non-redeemable so long as they are held by our sponsor, Chardan or their permitted transferees. The private placement warrants may also be exercised by the sponsor, Chardan and their permitted transferees for cash or on a cashless basis. In addition, for as long as the private placement warrants are held by Chardan or its designees or affiliates, they may not be exercised after five years from the effective date of the registration statement filed in connection with our initial public offering. Otherwise, the private placement warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in our initial public offering, including as to exercise price, exercisability and exercise period.

Beginning August 2018, we have agreed to pay an entity affiliated with our sponsor, a total of $2,000 per month for office space, utilities and secretarial and administrative support. In October 2020, we ceased paying these monthly fees.

We have been paying Christopher & Waverly, Inc., an entity wholly owned by our President, a fee of approximately $16,667 per month following the consummation of our initial offering. These payments ceased in November 2020.. We also paid a bonus of $78,000 upon successful completion of our initial public offering.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, were paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals were reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviewed on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and determined which expenses and the amount of expenses that was to be reimbursed.

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the fiscal years ended December 31, 2020 and 2019 totaled approximately $96,049 and $50,915, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the fiscal years ended December 31, 2020 and 2019, we did not pay Withum any audit-related fees.

Tax Fees. We did not pay Withum for tax services, planning or advice for the years ended December 31, 2020 and 2019.

All Other Fees. We did not pay Withum for any other services for the years ended December 31, 2020 and 2019.

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

BM Technologies, Inc.

(formerly known as Megalith Financial Acquisition Corp.)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

BM Technologies, Inc. (formerly known as Megalith Financial Acquisition Corp.)

Opinion on the Consolidated Financial statements

We have audited the accompanying consolidated balance sheets of BM Technologies, Inc. (formerly known as Megalith Financial Acquisition Corp.) (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the results of its consolidated operations and its consolidated cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

March 31, 2021

BM Technologies, Inc.

(formerly known as Megalith Financial Acquisition Corp.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019

ASSETS

CURRENT ASSETS
Cash	$43,178	$482,665
Prepaid expenses and other assets	40,672	37,571

Total current assets	83,850	520,236

OTHER ASSETS
Marketable securities held in trust account	27,713,815	175,410,617
Escrow for private placement	20,002,872	-

Total other assets	47,716,687	175,410,617

TOTAL ASSETS	$47,800,537	$175,930,853

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,656,199	$111,968
Private placement received in advance	20,002,872	-
Income taxes payable	-	572,160
Franchise taxes payable	30,000	80,000
Due to affiliates	45,000	-

Total current liabilities	21,734,071	764,128

LONG TERM LIABILITIES
Deferred underwriting fee payable	6,771,556	6,771,556

Total long term liabilities	6,771,556	6,771,556

Total liabilities	28,505,627	7,535,684

COMMITMENTS AND CONTINGENCIES
Class A common stock subject to possible redemption, $0.0001 par value, 1,415,287 and 16,177,739 shares at redemption value of $10.10 per share at December 31, 2020 and December 31, 2019, respectively.	14,294,907	163,395,164

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock; $0.0001 par value; 100,000,000 shares authorized; 1,236,327 and 751,150 shares issued and outstanding (excluding 1,415,287 and 16,177,739 shares subject to possible redemption), as of December 31, 2020 and December 31, 2019, respectively	124	76
Class B Common Stock; $0.0001 par value; 10,000,000 shares authorized; 4,232,222 shares issued and outstanding as of December 31, 2020 and December 31, 2019.	423	423
Additional paid-in capital	3,233,443	2,342,794
Retained earnings	1,766,013	2,656,712

Total stockholders’ equity	5,000,003	5,000,005

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,800,537	$175,930,853

The accompanying notes are an integral part of these consolidated financial statements.

BM Technologies, Inc.

(formerly known as Megalith Financial Acquisition Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended	For the year ended
	December 31, 2020	December 31, 2019

OPERATING EXPENSES
General and administrative	$292,252	$155,854
Legal and professional fees	1,532,958	219,533
Franchise tax	200,000	200,000
Support services - related party	185,384	224,000

Total expenses	2,210,594	799,387

OTHER INCOME
Other income	212,129	-
Interest income on investments held in Trust Account	1,405,514	3,950,927

Total other income	1,617,643	3,950,927

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(592,951)	3,151,540

Income tax expense	297,748	788,018

NET INCOME (LOSS)	$(890,699)	$2,363,522

Weighted average shares outstanding of Class A common stock	8,655,806	16,928,889
Basic and diluted net income per share, Class A	$0.13	$0.18

Weighted average shares outstanding of Class B common stock	4,232,222	4,232,222
Basic and diluted net loss per share, Class B	$(0.48)	$(0.14)

The accompanying notes are an integral part of these consolidated financial statements.

BM Technologies, Inc.

(formerly known as Megalith Financial Acquisition Corp.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock				Additional	Retained	Total
	Class A		Class B		paid-in	earnings	stockholder’s
	Shares	Amount	Shares	Amount	capital		equity
Balance, January 1, 2019	985,162	$99	4,232,222	$423	$4,706,292	$293,190	$5,000,004

Change in shares of Class A common stock subject to redemption	(234,012)	(23)	-	-	(2,363,498)	-	(2,363,521)

Net income	-	-	-	-	-	2,363,522	2,363,522

Balance, December 31, 2019	751,150	$76	4,232,222	$423	$2,342,794	$2,656,712	$5,000,005

Change in shares of Class A common stock subject to redemption	14,762,452	1,475	-	-	149,099,294	-	149,100,769

Redemption of Class A common stock	(14,277,275)	(1,427)	-	-	(148,208,645)	-	(148,210,072)

Net loss	-	-	-	-	-	(890,699)	(890,699)

Balance, December 31, 2020	1,236,327	$124	4,232,222	$423	$3,233,443	$1,766,013	$5,000,003

The accompanying notes are an integral part of these consolidated financial statements.

BM Technologies, Inc.

(formerly known as Megalith Financial Acquisition Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended
	December 31, 2020	December 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(890,699)	$2,363,522
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned in Trust Account	(1,405,514)	(3,950,927)
Other income remitted directly to Trust Account	(212,129)	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,101)	34,298
Accounts payable	1,544,231	(146,591)
Income taxes payable	(572,160)	355,314
Franchise taxes payable	(50,000)	(120,000)

Net cash flows used in operating activities	(1,589,372)	(1,464,384)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash released from Trust Account for Class A common stock redemptions	148,155,560	-
Cash moved to escrow from private placement received in advance	(20,002,872)	-
Investment income released from Trust Account to pay taxes	1,104,885	754,104

Net cash flows provided by financing activities	129,257,573	754,104

CASH FLOWS FROM FINANCING ACTIVITIES
Cash used for Class A common stock redemptions	(148,155,560)	-
Proceeds from private placement received in advance	20,002,872	-
Proceeds from due to affiliates	45,000	-

Net cash flows used in financing activities	(128,107,688)	-

NET CHANGE IN CASH	(439,487)	(710,280)

CASH, BEGINNING OF YEAR	482,665	1,192,945

CASH, END OF YEAR	$43,178	$482,665

Supplemental disclosure of noncash activities:
Change in value of Class A common stock subject to possible redemption	$(149,100,257)	$2,363,521
Supplemental cash flow disclosure:
Income taxes paid	$904,885	$432,704

The accompanying notes are an integral part of these consolidated financial statements.

BM Technologies, Inc.

(formerly known as Megalith Financial Acquisition Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

BM Technologies, Inc. (formerly known as Megalith Financial Acquisition Corp.) (the “Company”) was incorporated in Delaware on November 13, 2017. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

Business Combination

On January 4, 2021 the Company it consummated the previously announced business combination (the “Closing”) contemplated the Agreement and Plan of Merger, dated as of August 6, 2020 (as amended, the “Merger Agreement”), by and among the Company, MFAC Merger Sub Inc., a Pennsylvania corporation and an indirect wholly-owned subsidiary of the Company (“Merger Sub”), BankMobile Technologies, Inc., a Pennsylvania corporation (“BankMobile”), Customers Bank, a Pennsylvania state chartered bank and the sole stockholder of BankMobile (“Customers Bank”), and Customers Bancorp, Inc., a Pennsylvania corporation and the parent bank holding company for Customers Bank.

The “Company” refers to the combined company following the Merger, together with its subsidiaries, and to Megalith Financial Acquisition Corp. prior to the closing of the Merger. “MFAC” refers to the Company prior to the closing of the Merger and “BankMobile” refers to Bank Mobile Technologies, Inc., prior to the Merger

In connection with the closing of the Merger (the “Closing”), MFAC changed its name to BM Technologies, Inc.

Business Prior to the Business Combination

All activity through December 31, 2020 related to the Company’s formation and Initial Public Offering, which is described below, and since the offering, the Merger. The Company did not generate any operating revenues through the completion of the Business Combination. The Company did generate non-operating income in the form of interest income earned on investments from the proceeds derived from the Initial Public Offering. The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on August 23, 2018. On August 28, 2018, the Company consummated the Initial Public Offering of 15,000,000 units (“Units”) with respect to the Class A Common Stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $150,000,000, which is discussed in Note 3.

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

Offering costs for the Initial Public Offering amounted to $10,521,211, consisting of $3,192,889 of underwriting fees, $6,771,556 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $556,766 of other costs. As described in Note 5, the $6,771,556 deferred underwriting fee became payable upon completion of the Business Combination.

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

Pursuant to the Merger Agreement, at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), BankMobile will merge with and into Merger Sub, with Merger Sub continuing as the surviving corporation (the “Surviving Corporation”).

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

On November 2, 2020, the Company entered into a First Amendment to Agreement and Plan of Merger (the “First Amendment”) with the other parties to the Agreement and Plan of Merger, dated as of August 6, 2020 (the “Original Agreement”, and as amended, including by the First Amendment, the “Merger Agreement”), by and among, the Company, MFAC Merger Sub Inc., a Pennsylvania corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), BankMobile, and Customers Bank, a Pennsylvania state chartered bank and the sole stockholder of BankMobile (“Customers Bank”), and with Customers Bancorp, a Pennsylvania corporation and the sole shareholder of Customers Bank (“Customers Bancorp”).

The Original Agreement provided that a portion of the consideration payable to Customers Bank in the Proposed Transaction was to be paid in shares (the “Merger Consideration Shares”) of the Company’s Class A common stock to Customers Bank. Pursuant to the First Amendment, the Original Agreement was amended to provide that (i) Customers Bancorp would become a party to the Merger Agreement, (ii) the Merger Consideration Shares will now be issued to the stockholders of Customers Bancorp, and (iii) Customers Bancorp may at its discretion, upon written notice to the Company, redirect or reallocate the distribution of the Merger Consideration Shares at any time prior to the closing of the Proposed Transaction (the “Closing”) to other parties. Additionally, the Original Agreement was amended to provide that, subject to certain exceptions, there will be restrictions on the sale or transfer of the Merger Consideration Shares for a period of twelve months after the Closing, rather than for a period of 180 days after the Closing as contemplated by the Lock-Up Agreement attached to the Original Agreement.

Going Concern and Liquidity

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board's Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” the Company had until January 4, 2021 to consummate one or more business combinations, meeting certain conditions, or else it would cease all operations except for the purpose of liquidating. The Company closed a qualified business combination on January 4, 2021. Management had initially determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raised substantial doubt about the Company's ability to continue as a going concern. Given that the Company underwent the business combination on January 4, 2021, the conditions raising substantial doubt concerning the Company’s ability to continue as a going concern have been alleviated.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and MFAC Merger Sub Inc., its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassification

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the presentation of the current period consolidated financial statements. These reclassifications had no effect on the previously reported net income.

Emerging Growth Company

The Company is an “emerging growth company” as defined in Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020 and 2019.

Redeemable Common Stock

As discussed in Note 1 – Description of Organization and Business Operations, all of the 16,928,889 shares held by public stockholders outstanding contained a redemption feature which allows for the redemption of Class A common stock under the Company’s liquidation or tender offer and stockholder approval provisions. In accordance with Financial Accounting Standard Board (“FASB”) Topic ASC 480, “Distinguishing Liabilities from Equity,” (“ASC 480”) redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. On May 26, 2020, the Company’s stockholders approved an extension of the date by which the Company must consummate an initial business combination from May 28, 2020 to August 28, 2020 (or November 30, 2020 if the Company has executed a definitive agreement for an initial business combination by August 28, 2020, which was subsequently extended for two more months before the Merger closed on January 4, 2021). In connection with this extension, on June 3, 2020, 13,733,885 shares of Class A common stock were redeemed for an approximate total value of $142.6 million from the Trust Account. During December 2020 an additional 543,390 shares of Class A common stock were redeemed for an approximate total value of $5.6 million

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying number of redeemable shares of Class A common stock shall be affected by charges against additional paid in capital.

Accordingly, at December 31, 2020, 1,415,287 shares of the outstanding 2,651,614 shares of Class A common stock included in the units at the Public Offering were classified outside of permanent equity at approximately $10.10 per share. At December 31, 2019, 16,177,739 shares of Class A common stock included in the units at the Public Offering were classified outside of permanent equity at approximately $10.10 per share.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Corporation coverage limits of $250,000. At December 31, 2020 and 2019, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

The Company’s statements of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account and Other Income of $1,617,643 and $3,950,927, net of applicable income and franchise taxes of $497,748 and $988,018 by the weighted average number of 8,655,806 and 16,928,889 shares of Class A common stock outstanding for the years ended December 31, 2020 and December 31, 2019, respectively. Net income (loss) per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts were accrued for the payment of interest and as of December 31, 2020 or 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The total provision for income taxes is comprised of the following for the years ended:

	December 31, 2020	December 31, 2019
Current expense	$297,748	$788,018
Deferred expense	(657,341)	(235,116)
Change in valuation allowance	657,341	235,116

Total income tax expense	$297,748	$788,018

The net deferred tax assets and liabilities in the accompanying balance sheets included the following components:

	December 31, 2020	December 31, 2019
Deferred tax assets	$657,341	$235,116
Deferred tax liabilities	-	-
Valuation allowance for deferred tax assets	(657,341)	(235,116)

Net deferred tax assets	$-	$-

The deferred tax assets as of December 31, 2020 and 2019 were comprised of the tax effect of cumulative temporary differences as follows:

	December 31, 2020	December 31, 2019
Capitalized expenses before business combination	$657,341	$235,116
Valuation allowance for deferred tax assets	(657,341)	(235,116)

Total	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the two years in the period ended December 31, 2020, the valuation allowance was $657,341 and $235,116, respectively.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate is as follows:

	December 31, 2020	December 31, 2019
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Valuation allowance	-71.2%	4.0%
Income tax provision expense (benefit)	-50.2%	25.0%

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

Note 4 — Related Party Transactions

Founder Shares

On November 13, 2017, the Sponsor purchased 4,312,500 shares (the “Founder Shares”) of the Company’s Class B Common Stock, par value $0.0001 (“Class B Common Stock”) for an aggregate price of $25,000. The Founder Shares converted into Class A common stock upon consummation of the Merger on a one-for-one basis.

The Founder Shares included up to 562,500 shares subject to forfeiture to the extent that the 45-day over-allotment option was not exercised in full by the underwriters. Since the underwriters exercised the over-allotment option in part, the Sponsor forfeited 80,278 Founder Shares on September 21, 2018. The Founder Shares forfeited by the Sponsor were cancelled by the Company.

The Initial Stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Warrants

Concurrently with the closing of the Initial Public Offering, the Sponsor and Chardan purchased an aggregate of 6,560,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant (5,810,000 by the Sponsor and 750,000 by Chardan) for an aggregate purchase price of $6,560,000. Each whole Private Placement Warrant is exercisable for one whole share of Class A Common Stock at a price of $11.50 per share (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of equity or equity-linked securities). Concurrently with the underwriter’s partial exercise of the over-allotment, the Company consummated a private sale of an additional 385,778 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Unit generating gross proceeds of $385,778. The proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering and the underwriter’s partial exercise of the over-allotment are held in the Trust Account.

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

Support Services

The Company presently occupies office space provided by an affiliate of the Sponsor. The affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain administrative and support services, available to the Company, as may be required by the Company from time to time. The Company will pay the affiliate an aggregate of $2,000 per month for such office space, administrative and support services. The Company ceased paying for the office space in October 2020. For the years ending December 31, 2020 and 2019, the total support services costs were $20,000 and $24,000, respectively.

The Company will pay an entity affiliated with the President a fee of approximately $16,667 per month until the earlier of the consummation of the Business Combination or liquidation. A bonus of $78,000 was paid out after the successful completion of the Initial Public Offering. The Company ceased paying the President on approximately November 15, 2020. The total amount paid to this entity was $165,384 and $200,000 for the two years in the period ended December 31, 2020, respectively.

Note 5 — Commitments and Contingencies

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

The underwriters were paid a cash underwriting discount of $0.20 per unit, or approximately $3 million in the aggregate at the closing of the Initial Public Offering and $192,889 in conjunction with the underwriters’ partial exercise of its overallotment option. In addition, the underwriters are entitled to a deferred underwriting commissions of $0.40 per unit, or approximately $6 million in the aggregate from the closing of the Initial Public Offering and $771,556 from the underwriters’ partial exercise of its overallotment option will be payable to the underwriters. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 6 — Stockholders’ Equity

Common Stock

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. At December 31, 2020 and 2019, there were 1,236,327 and 751,150 (excluding 1,415,287 and 16,177,739 shares of Class A Common Stock subject to possible redemption) shares of Class A Common Stock issued and outstanding, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders of Class B Common Stock are entitled to one vote for each share. As of December 31, 2020 and 2019, there were 4,232,222 shares of Class B Common Stock outstanding after giving effect to the forfeiture of 80,278 shares to the Company by the Sponsor for no consideration since the underwriters’ 45-day over-allotment option was not exercised in full, so that the Initial Stockholders collectively own 20% of the Company’s issued and outstanding Common Stock after the Initial Public Offering.

Holders of Class A Common Stock and Class B Common Stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

The shares of Class B Common Stock were automatically converted into Class A common stock at the time of a Merger on a one-for-one basis.

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As December 31, 2020 and 2019, there were no shares of preferred stock issued or outstanding.

Private Placement — In connection with the proposed merger between Megalith and BankMobile (the “Merger”), Megalith entered into subscription agreements (the “Subscription Agreements”) with the investors named therein (the “PIPE Investors”), pursuant to which the Company agreed to issue and sell to the PIPE Investors approximately $20,000,000 of Class A common stock immediately prior to closing of the Merger (the “PIPE Investment”). The PIPE Investment is conditioned on the concurrent closing of the merger and other customary closing conditions, as such was recorded as a liability at December 31, 2020. The proceeds from the PIPE Investment were placed in an escrow account and were used to fund a portion of the cash consideration for the Merger on January 4, 2021.

In connection with the Private Placement, the Sponsor, the Company, and a PIPE Investor entered into an agreement (“Agreement to Transfer Sponsor Securities”), pursuant to which the Sponsor will transfer 178,495 founder shares and 1,311,501 private placement warrants to the PIPE Investor, unless such transfer would trigger a warrant price adjustment under the warrant agreement. After the Closing until the PIPE Investor, its affiliates or managed funds collectively hold less than 15% of the issued and outstanding common stock of the Company.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will expire on January 4, 2026 or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A common stock is available, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.

The Company agreed to as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, use its reasonable best efforts to file with the SEC, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its reasonable best efforts to qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemptions of Warrants for Cash — The Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the reported last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of Warrants for Shares of Class A Common Stock — Commencing May 21, 2021, the Company may redeem the outstanding warrants (including both Public Warrants and Private Placement Warrants):

●	in whole and not in part;

●	at a price equal to a number of shares of Class A common stock to be determined, based on the redemption date and the fair market value of the Company’s Class A common stock;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the last reported sale price of the Company’s Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption for cash, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants were not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants will be exercisable on a cashless basis and be non-redeemable for cash so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020	December 31, 2019
Assets:
Marketable securities in Trust Account	1	$27,713,815	$175,410,617

Note 8 — Subsequent Events

On January 4, 2021 the Company consummated the business combination (the “Closing”) contemplated by the Agreement and Plan of Merger, dated as of August 6, 2020 (as amended, the “Merger Agreement”), by and among the Company, MFAC Merger Sub Inc., a Pennsylvania corporation and an indirect wholly-owned subsidiary of the Company (“Merger Sub”), BankMobile Technologies, Inc., a Pennsylvania corporation (“BankMobile”), Customers Bank, a Pennsylvania state chartered bank and the sole stockholder of BankMobile (“Customers Bank”), and Customers Bancorp, Inc., a Pennsylvania corporation and the parent bank holding company for Customers Bank.

As a result of the Closing and the transactions contemplated by the Merger Agreement, (i) BankMobile merged with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger as a wholly-owned indirect subsidiary of the Company, and (ii) the Company’s name was changed from Megalith Financial Acquisition Corp. to BM Technologies, Inc.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were available to be issued and determined that there have been no other events that have occurred that would require adjustments to the disclosures of the consolidated financial statements.

EXHIBIT INDEX

Exhibit No.	Description
2.1†	Agreement and Plan of Merger, dated August 6, 2020, by and among Megalith, Merger Sub, BankMobile, and Customers Bank (incorporated by reference to the Company’s Form 8-K, filed with the SEC on August 6, 2020).
2.2†	First Amendment to Agreement and Plan of Merger, dated November 2, 2020, by and among Megalith, Merger Sub, BankMobile, Customers Bank, and Customers Bancorp (incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 2, 2020).
2.3†	Second Amendment to Agreement and Plan of Merger, dated December 8, 2020, by and among Megalith, Merger Sub, BankMobile, Customers Bank, and Customers Bancorp (incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 8, 2020).
3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 8, 2021).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 8, 2021).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Megalith Financial Acquisition Corporation’s Form S-1/A, filed with the SEC on August 16, 2018).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Megalith Financial Acquisition Corporation’s Form S-1/A, filed with the SEC on August 16, 2018).
10.1†	Transition Services Agreement, dated January 4, 2021, by and between Customers Bank and the Company (incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 8, 2021).
10.2†	Software License Agreement, dated January 4, 2021, by and between Customers Bank and the Company (incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 8, 2021).
10.3†	Deposit Processing Services Agreement, dated January 4, 2021, by and between the Company and Customers Bank (incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 8, 2021).
10.4	Non-Competition and Non-Solicitation Agreement, dated January 4, 2021, by and between the Company and Customers Bank (incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 8, 2021).
10.5	Form of Indemnification Agreement between the Company and certain officers and directors of the Company (incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 8, 2021).
10.6	Loan Agreement, January 4, 2021, between Customers Bank, the Company and BMTX, Inc. (incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 8, 2021).
10.7+	2020 Equity Incentive Plan (incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 8, 2021).
10.8+	Employment Agreement with Luvleen Sidhu, dated January 4, 2021 (incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 8, 2021).
10.9+	Employment Agreement with Robert Diegel, dated January 4, 2021 (incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 8, 2021).
10.10+	Employment Agreement with Andrew Crawford, dated January 4, 2021 (incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 8, 2021).
10.11+	Employment Agreement with Warren Taylor, dated January 4, 2021 (incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 8, 2021).

33

10.12	Form of Subscription Agreement between Megalith and the PIPE Investors named therein, dated August 5, 2020 (Incorporated by reference to Exhibit 10.5 of Megalith’s Form 8-K (File No. 001-38633), filed with the SEC on August 6, 2020).
10.13	Letter Agreement, dated August 23, 2018, by and between Megalith, the initial security holders and the officers and directors of Megalith (incorporated by reference to Megalith’s Form 8-K, filed with the SEC on August 29, 2018).
10.14	Registration Rights Agreement, dated August 23, 2018, by and among the Company and the initial security holders (incorporated by reference to Megalith’s Form 8-K, filed with the SEC on August 29, 2018).
10.15	Securities Subscription Agreement, dated November 13, 2017, between the Registrant and MFA Investor Holdings LLC (incorporated by reference to Megalith’s Form S-1, filed with the SEC on July 20, 2018).
10.16	Amended and Restated Private Placement Warrants Purchase Agreement, dated August 9, 2018, between Megalith and MFA Investor Holdings LLC (incorporated by reference to Megalith’s Form S-1/A, filed with the SEC on August 16, 2018).
10.17	Amended and Restated Private Placement Warrants Purchase Agreement, dated August 23, 2018, between the Company and Chardan (incorporated by reference to Megalith’s Form 8-K, filed with the SEC on August 29, 2018).
14.1	Code of Ethics (incorporated by reference to Megalith’s Form S-1/A, filed with the SEC on August 16, 2018).
24.1	Power of Attorney (included in the signature page to the registration statement).
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith
**	Furnished herewith

Item 16.	Form 10-K Summary

Not applicable.

34

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2021	BM Technologies, Inc.

	By:	/s/ Luvleen Sidhu
	Name:	Luvleen Sidhu
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Luvleen Sidhu	Chief Executive Officer and Director	March 31, 2021
Luvleen Sidhu	(principal executive officer)

/s/ Robert Ramsey	Chief Financial Officer	March 31, 2021
Robert Ramsey	(principal financial officer)

/s/ Stephen Baranowski	Chief Accounting Officer	March 31, 2021
Stephen Baranowski	(principal accounting officer)

/s/ Pankaj Dinodia	Director	March 31, 2021
Pankaj Dinodia

/s/ A.J. Dunklau	Director	March 31, 2021
A.J. Dunklau

/s/ Brent Hurley	Director	March 31, 2021
Brent Hurley

/s/ Marcy Schwab	Director	March 31, 2021
Marcy Schwab

/s/ Mike Gill	Director	March 31, 2021
Mike Gill

/s/ Aaron Hodari	Director	March 31, 2021
Aaron Hodari

35