Form 10-Q
period 2021-03-31
BM Technologies, Inc.
filed 2021-05-24
CIK 1725872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission file number 001-38633
BM Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	82-3410369
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

201 King of Prussia Road, Suite 350
Wayne, Pennsylvania	19087
(Address of Principal Executive)	(Zip-Code)
(877) 327-9515
Registrant's telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock	BMTX	NYSE American LLC
Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	BMTX.W	NYSE American LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, non-accelerated filer, and emerging growth company in Rule 12b-2 of the Exchange Act.
Non-accelerated filer ☒ Smaller reporting company ☒     Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No  ☒

The registrant had issued and outstanding 12,200,378 shares of common stock, par value $0.0001 per share, as of May 19, 2021.

Part I - Financial Information
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
BM TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS — UNAUDITED
(amounts in thousands)

	March 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	17,379	2,989
Accounts receivable	5,616	7,384
Prepaid expenses and other current assets	5,032	2,348
Total current assets	28,027	12,721
Premises and equipment, net	345	401
Developed software, net	36,952	39,657
Goodwill	5,259	5,259
Other intangibles, net	4,990	5,070
Other assets	942	853
Total assets	$76,515	$63,961
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$9,998	$7,346
Taxes payable	1,793	—
Payable to partner bank	9,000	5,105
Borrowings from partner bank	5,427	21,000
Current portion of operating lease liabilities	714	701
Deferred revenue, current	3,134	2,588
Total current liabilities	30,066	36,740
Non-current liabilities:
Operating lease liabilities	235	430
Deferred revenue, non-current	1,490	2,101
Liability for private warrants	15,836	—
Total liabilities	$47,627	$39,271
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock: Par value $0.0001 per share; 10,000,000 authorized, none issued or outstanding.
Common stock: Par value $0.0001 per share; 1 billion shares authorized; 12,200,378 shares issued and outstanding at March 31, 2021; 6,123,432 shares issued and outstanding at December 31, 2020.	1	1
Additional paid in capital	49,326	64,017
Accumulated deficit	(20,439)	(39,328)
Total shareholders’ equity	$28,888	$24,690
Total liabilities and shareholders’ equity	$76,515	$63,961
See accompanying notes to the unaudited consolidated financial statements.

BM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) — UNAUDITED
(amounts in thousands, except earnings per share)

	Three Months Ended March 31,
	2021	2020
Operating revenues:
Interchange and card revenue	$8,351	$6,607
Servicing fees from partner bank	9,372	4,765
Account fees	2,686	2,909
University fees	1,324	1,285
Other revenue	2,650	192
Total operating revenues	24,383	15,758
Operating expenses:
Technology, communication, and processing	8,652	6,078
Salaries and employee benefits	5,423	7,465
Professional services	1,737	3,958
Provision for operating losses	1,329	883
Occupancy	352	419
Customer related supplies	475	51
Advertising and promotion	191	217
Merger and acquisition related expenses	—	50
Other	457	770
Total operating expenses	18,616	19,891
Income (loss) from operations	5,767	(4,133)
Non-operating income and expense:
Gain on fair value of private warrant liability	15,003	—
Interest expense	54	394
Income (loss) before income tax expense	20,716	(4,527)
Income tax expense	1,827	7
Net income (loss)	$18,889	$(4,534)

Basic shares outstanding	11,900	6,123
Diluted shares outstanding	15,512	6,123

Basic earnings (loss) per common share	$1.59	$(0.74)
Diluted earnings (loss) per common share	$0.25	$(0.74)
See accompanying notes to the unaudited consolidated financial statements.

BM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
For the Three Months Ended March 31, 2021 and 2020
(amounts in thousands)

	Common Stock
	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2020 (a)	6,123,432	$1	$64,017	$(39,328)	$24,690
Net income	—	—	—	18,889	18,889
Valuation of private warrants	—	—	(30,839)	—	(30,839)
Recapitalization transaction	6,076,946	—	16,148	—	16,148
Balance, March 31, 2021	12,200,378	$1	$49,326	$(20,439)	$28,888

	Common Stock
	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2019 (a)	6,123,432	$1	$62,164	$(27,535)	$34,630
Net loss	—	—	—	(4,534)	(4,534)
Capital contribution from Customers Bank	—	—	$864	—	864
Balance, March 31, 2020	6,123,432	$1	$63,028	$(32,069)	$30,960
(a) Retroactively restated in connection with the merger.

See accompanying notes to the unaudited consolidated financial statements.

BM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$18,889	$(4,534)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	56	92
Amortization of developed software	2,823	2,761
Amortization of other intangible assets	80	267
Non-cash lease expense	282	258
Share-based compensation expense	5	171
Gain on fair value of private warrant liability	(15,003)	—
Changes in operating assets and liabilities:
Increase (decrease) in accounts receivable	1,768	(1,652)
Increase (decrease) in prepaid expenses & other current assets	(2,683)	6,643
Increase in receivable from partner bank	—	849
Decrease in other assets	(372)	(145)
Increase (decrease) in accounts payable and accrued liabilities	3,923	(5,819)
(Decrease) in operating lease liabilities	(182)	(258)
(Decrease) increase in deferred revenue	(67)	2,967
Increase (decrease) in other liabilities	—	(3,117)
Net Cash Provided by (Used in) Operating Activities	9,519	(1,517)
Cash Flows from Investing Activities:
Purchases and development of software	(117)	(1,084)
Purchases of premises and equipment	—	(31)
Net Cash Used in Investing Activities	(117)	(1,115)
Cash Flows from Financing Activities:
Repayment of borrowings from partner bank	(15,572)	—
Cash from recapitalization transaction	20,560	—
Capital contribution from partner bank	—	693
Net Cash Provided by Financing Activities	4,988	693
Net Increase (Decrease) in Cash and Cash Equivalents	14,390	(1,939)
Cash and Cash Equivalents – Beginning	2,989	8,586
Cash and Cash Equivalents – Ending	$17,379	$6,647

Supplementary Cash Flow Information:
Interest paid	119	—
Noncash Operating, Investing and Financing Activities:
Share based compensation recorded as capital contribution from Customers Bank	—	171
See accompanying notes to the unaudited consolidated financial statements.

BM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — DESCRIPTION OF THE BUSINESS AND MERGER TRANSACTION
Description of the Business

BM Technologies, Inc. (“BMT” or “the Company”) provides state-of-the-art high-tech digital banking and disbursement services to consumers and students nationwide through a full service fintech banking platform, accessible to customers anywhere and anytime through digital channels.
BMT facilitates deposits and banking services between a customer and an FDIC insured partner bank. BMT’s Banking-as-a-Service (“BaaS”) business model leverages partners’ existing customer bases to achieve high volume, low-cost customer acquisition in its Disbursement, White Label, and Workplace Banking businesses. BMT has four primary revenue sources: interchange and card revenue, servicing fees from the Bank, account fees, and university fees. The majority of revenues are driven by customer activity (deposits, spend, transactions, etc.) but may be paid or passed through by our partner bank, universities, or paid directly by customers.
BMT is a Pennsylvania corporation, incorporated in May 2016, and until January 4, 2021, was a wholly-owned subsidiary of Customers Bank (“Customers Bank”). Customers Bank is a Pennsylvania state-chartered bank and a wholly-owned subsidiary of Customers Bancorp, Inc. (the “Bancorp” or “Customers Bancorp”), a bank holding company. Customers Bank is our current partner bank.

Our partner bank holds the FDIC insured deposits that we source and service and is the issuing bank on our debit cards. Our partner bank pays us a deposit servicing fee for the deposits generated and passes through interchange income earned from debit transactions.

BMT is not a bank, does not hold a bank charter, and it does not provide banking services, and as a result we are not subject to direct banking regulation, except as a service provider to our partner bank. We are also subject to the regulations of the Department of Education, due to our student Disbursements business, and are periodically examined by them. Our contracts with most of our higher education institutional clients requires us to comply with numerous laws and regulations, including, where applicable, regulations promulgated by the Department of Education (“ED”) regarding the handling of student financial aid funds received by institutions on behalf of their students under Title IV; FERPA; the Electronic Fund Transfer Act and Regulation E; the USA PATRIOT Act and related anti-money laundering requirements; and certain federal rules regarding safeguarding personal information, including rules implementing the privacy provisions of GLBA. Other products and services offered by us may also be subject to other federal and state laws and regulations.
Merger with Megalith Financial Acquisition Corporation

On January 4, 2021, BankMobile Technologies, Inc. (“BankMobile”), Megalith Financial Acquisition Corp. (“Megalith”), and MFAC Merger Sub Inc., consummated the transaction contemplated by the merger agreement entered into on August 6, 2020. In connection with the closing of the merger, Megalith changed its name to BM Technologies, Inc. Effective January 6, 2021, Megalith’s units ceased trading, and the Company’s common stock and warrants began trading on the NYSE American under the symbols “BMTX” and “BMTX.W,” respectively.

The merger was accounted for as a reverse recapitalization in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). Under this method of accounting, BankMobile was treated as the “acquirer” company for financial reporting purposes and as a result, the transaction was treated as the equivalent of BankMobile issuing stock for the net assets of Megalith, accompanied by a recapitalization. The excess of the fair value of the shares issued over the value of the net monetary assets of Megalith was recognized as an adjustment to shareholders’ equity. There was no goodwill or other intangible assets recorded in the merger.

BankMobile was determined to be the accounting acquirer based on the following predominant factors:

•Customers Bank stockholders have the largest portion of voting rights in the post-combination company;

•The board of directors and senior management of the post-combination company are primarily composed of individuals associated with BankMobile;

•BankMobile was the larger entity based on historical operating activity, assets, revenues and employees at the time of the closing of the merger;
•The ongoing operating activities of the post-combination company comprise those of BankMobile.
The following table provides a summary of the significant sources and uses of cash related to the closing of the merger transaction:

(amounts in thousands)
Cash at Megalith	$27,669
Cash from PIPE (private investment in public entity) investors	20,003
Total sources of cash	47,672
Cash paid to underwriters and other transaction costs	(3,987)
Cash paid to Customers Bank as consideration	(23,125)
Cash from recapitalization transaction (A)	20,560
Cash used to pay down BMT debt	(8,834)
Cash received by BMT and used to pay down debt	(6,738)
Total cash used to pay down outstanding debt (B)	(15,572)
Net cash received by BMT from the reverse recapitalization transaction at March 31, 2021 (=A+B)	4,988
90 day merger true-up, accrued by BMT at March 31, 2021 (a)	(3,672)
Final cash to BMT from the reverse recapitalization transaction	$1,316
(a) The Company expects to payout the $3.7 million in cash in late May 2021.

The following table provides a reconciliation of the common shares related to the merger:

Shares related to the recapitalization transaction - January 4, 2021	6,076,946
Shares held by legacy BankMobile shareholders - December 31, 2020	6,123,432
Total shares issued and outstanding, March 31, 2021	12,200,378

NOTE 2 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

These interim unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). These interim unaudited financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of BMT for the interim periods presented. Material estimates that are particularly susceptible to significant change in the near-term relate to the valuation of deferred tax assets, the valuation of the private warrants, and the annual goodwill and intangible asset impairment analysis. Prior periods presented for comparative purposes represent the balances and activity of BankMobile Technologies, Inc. (other than shares which were retroactively restated in connection with the merger).

Seasonality

BMT’s higher education serviced deposits fluctuate throughout the year due primarily to the relationship between the deposits level and the typical cycles of student enrollment in higher education institutions. Serviced deposit balances typically experience seasonal lows in June and July when student enrollment is lower and experience seasonal highs in September and January when student enrollment is high and individual account balances are generally at their peak. Debit spend follows a similar seasonal trend, but may slightly lag increases in balances.

Impact of COVID-19

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. The spread of COVID-19 created a global public health crisis that resulted in unprecedented uncertainty, economic volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that BMT serves. With the initial outbreak of COVID-19 in 2020, the Company experienced an initial decline in revenues as compared to the pre-COVID-19 period, which was followed by an increase in revenues resulting from the benefit of federal stimulus on account balances and activity levels, a trend that has continued into the first quarter of 2021. The extent to which the COVID-19 pandemic will impact the operations and financial results of BMT during the remainder of 2021 and beyond remains uncertain, and we will continue to monitor the impact closely.

Significant Accounting Policies

These interim unaudited financial statements should be read in conjunction with the 2020 audited financial statements of BMT, which describe BMT’s significant accounting policies. There have been no material changes to BMT’s significant accounting policies during the three months ended March 31, 2021. Certain information and footnote disclosures normally included in the annual financial statements have been omitted from these interim unaudited financial statements as permitted by U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company has elected not to use the extended transition period under the JOBS Act.

The Company has both Private and Public Warrants outstanding which are being treated differently for accounting purposes. Note 9 - Shareholders’ Equity provides additional information.
Recently Adopted Accounting Standards

On January 1, 2021, the Company adopted Financial Accounting Standards Board (“FASB”) ASU 2019-12: Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740 and improves the application of and simplifies guidance for other areas of Topic 740. The adoption did not have a material impact on the Company’s unaudited consolidated financial statements and related disclosures.

Accounting Pronouncements Issued But Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity.

This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares.

As a smaller reporting company, ASU 2020-06 is effective for BMT for fiscal years beginning after December 15, 2023. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact that ASU 2020-06 may have on its consolidated financial statements and related disclosures.

NOTE 3 — ACCOUNTS RECEIVABLE
Accounts receivable primarily relate to reimbursements to be received from a white label partner, as described in collaborative arrangements below, and uncollected university subscription and disbursement services fees, and are recorded at face amounts less an allowance for doubtful accounts. Management evaluates accounts receivable and establishes the allowance for doubtful accounts based on historical experience, analysis of past due accounts and other current available information. Accounts receivable deemed to be uncollectible are individually identified and are charged-off against the allowance for doubtful accounts. Charge-offs of uncollectible accounts have historically been immaterial and the Company had no allowance for doubtful accounts as of March 31, 2021 and December 31, 2020.
NOTE 4 — PREMISES AND EQUIPMENT & DEVELOPED SOFTWARE

Premises and Equipment

The components of premises and equipment were as follows:

(amounts in thousands)	Expected Useful Life	March 31, 2021	December 31, 2020
Leasehold improvements	5 years	$28	$28
Furniture, fixtures and equipment	10 years	243	243
IT equipment	3 to 5 years	1,675	1,675
		1,946	1,946
Accumulated amortization		(1,601)	(1,545)
Total		$345	$401
BMT recorded depreciation expense of less than $0.1 million for the three months ended March 31, 2021 and March 31, 2020, which is recorded in “Occupancy” on the unaudited consolidated statements of income (loss).

Developed Software
The components of developed software were as follows:

(amounts in thousands)	Expected Useful Life	March 31, 2021	December 31, 2020
Higher One Disbursement business developed software	10 years	$27,400	$27,400
Internally developed software	3 to 5 years	40,105	40,104
Work-in-process		1,736	1,620
		69,241	69,124
Accumulated amortization		(32,289)	(29,467)
Total		$36,952	$39,657
BMT recorded amortization expense of $2.8 million for both the three months ended March 31, 2021 and 2020, which is reported in Technology, communication and processing on the unaudited consolidated statement of income (loss).
NOTE 5 — GOODWILL AND INTANGIBLES
Goodwill represents the excess of the purchase price over the identifiable net assets of businesses acquired through business combinations accounted for under the acquisition method. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangible assets are amortized on a straight-line basis over periods ranging from four to twenty years.
Goodwill and other intangible assets are reviewed for impairment annually as of October 31 and between annual tests when events and circumstances indicate that impairment may have occurred. The goodwill impairment charge represents the amount by which the reporting unit’s carrying amount exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company had $5.3 million of goodwill as of March 31, 2021 and December 31, 2020.

The components of other intangibles as of March 31, 2021 and December 31, 2020 were as follows:

(amounts in thousands)	Expected Useful Life	March 31, 2021	December 31, 2020
Customer relationships – universities	20 years	$6,402	$6,402
Accumulated amortization		(1,412)	(1,332)
Total		$4,990	$5,070
BMT recorded amortization expense of $80 thousand and $267 thousand for the three months ended March 31, 2021 and 2020, respectively, which is reported in Other expenses on the unaudited consolidated statement of income (loss).
The non-compete agreement was fully amortized as of June 30, 2020. The university customer relationships will be amortized in future periods as follows:

Remainder of 2021	$240
2022	320
2023	320
2024	320
2025	320
After 2025	3,470
Total	$4,990
NOTE 6 — LEASES
At March 31, 2021, BMT leased two offices under operating leases. One of the leases listed our former owner as the lessee, but that lease was transferred to the Company in April 2021. The leases consist of 5-year lease terms with options to renew the leases or extend the term annually or with mutual agreement. Leases include variable lease payments that are based on an index or rate, such as an annual increase in operating expenses over the initial lease year’s expenses. Variable lease payments are not included in the liability or right-of-use (“ROU”) asset and are recognized in the period in which the obligations for those payments are incurred. BMT’s operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. As BMT’s operating leases do not provide an implicit rate, BMT utilized the incremental borrowing rate of our former parent when determining the present value of lease payments.

The following table summarizes operating lease ROU assets and operating lease liabilities and their corresponding balance sheet classification:

(amounts in thousands)	Classification	March 31, 2021	December 31, 2020
Assets:
Operating lease ROU assets	Other assets	$936	$1,218
Liabilities:
Operating lease liabilities	Operating lease liabilities	$949	$1,131
The following table summarizes operating lease cost and its corresponding income statement location for the periods presented:

		Three Months Ended March 31,
(amounts in thousands)	Classification	2021	2020
Operating lease cost	Occupancy	$275	$258

The maturities of non-cancelable operating lease liabilities were as follows at March 31, 2021:

(amounts in thousands)	March 31, 2021
2021	$540
2022	419
Total minimum payments	959
Less: interest	(10)
Present value of lease liabilities	$949
The following table summarizes the weighted average remaining lease term and discount rate for BMT’s operating leases at March 31, 2021 and December 31, 2020:

(amounts in thousands)	March 31, 2021	December 31, 2020
Weighted average remaining lease term (years)
Operating leases	1.3 years	1.6 years
Weighted average discount rate
Operating leases	1.0%	1.4%
NOTE 7 — DEBT
Borrowings from partner bank
BMT has a $10.0 million line of credit with its partner bank. The amount that may be borrowed is subject to a borrowing base limit that is based on a percentage of BMT’s accounts receivable balance. The borrowing base limit was $5.8 million as of March 31, 2021. The $10.0 million line of credit carries an interest rate equal to one-month LIBOR plus 375 bps and matures on January 4, 2022. LIBOR means the One Month London Inter-Bank Offered Rate as published in the Money Section of the Wall Street Journal on the last U.S. business day of the month, but in no event shall LIBOR be less than 50 basis points. Interest is paid monthly in arrears with the principal due in its entirety at the maturity date on January 4, 2022. Borrowed funds may be repaid at any time without penalty.

There was $5.4 million outstanding under the line of credit as of March 31, 2021. BMT paid $1.4 million in April 2021, resulting in a remaining balance outstanding of $4.0 million as of April 30, 2021.
NOTE 8 — COMMITMENTS AND CONTINGENCIES
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the financial statements that are not currently accrued for. However, in light of the uncertainties inherent in these matters, it is possible that the ultimate resolution may have a material adverse effect on BMT’s results of operations for a particular period, and future changes in circumstances or additional information could result in accruals or resolution in excess of established accruals, which could adversely affect BMT’s results of operations, potentially materially.

NOTE 9 — SHAREHOLDERS’ EQUITY AND PRIVATE WARRANT LIABILITY

The consolidated statements of changes in equity reflect the reverse recapitalization as of January 4, 2021, as discussed in Note 1. Since BankMobile was determined to be the accounting acquirer in the transaction, all periods prior to the consummation of the transaction reflect the balances and activity of BankMobile (other than shares which were retroactively restated in connection with the transaction).

Class A Common Stock
The Company is authorized to issue 1,000,000,000 shares of common stock, par value $0.0001 per share. At March 31, 2021, there were 12,200,378 shares of common stock issued and outstanding, which includes the 300,000 performance shares discussed below. Each holder of common stock is entitled to one vote for each share of common stock held of record by such holder on all matters on which stockholders generally are entitled to vote. The holders of common stock do not have cumulative voting rights in the election of directors. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all stockholders present in person or represented by proxy, voting together as a single class.

Performance Shares

The Company has 300,000 common shares, par value $0.0001 per share, issued and outstanding that are held in escrow, subject to release only if the vesting criteria occurs before the seventh anniversary of the closing date of the merger. If the vesting criteria has not occurred prior to the seventh anniversary of the closing date of the merger, the shares will be forfeited and cancelled. The vesting criteria means either (1) the volume weighted average price of the Company’s common stock on the principal exchange on which such securities are then listed or quoted shall have been at or above $15.00 for twenty (20) trading days (which need not be consecutive) over a thirty (30) trading day period; or (ii) the Company sells shares of its capital stock in a secondary offering for at least $15.00 per share, in each case subject to equitable adjustment for share splits, share dividends, reorganizations, combinations, recapitalizations and similar transactions affecting the shares of the Company’s common stock after the merger, and possible reduction for certain dividends granted to the Company’s common stock, or (2) the Company undergoes certain change in control or sales transactions.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Warrants

At March 31, 2021, there were 23,874,667 warrants to purchase our common stock outstanding, consisting of 16,928,889 public warrants and 6,945,778 private warrants. Each whole warrant entitles the registered holder to purchase one whole share of common stock at a price of $11.50 per share. The warrants will expire five years after the completion of the merger (January 4, 2026) or earlier upon redemption or liquidation and the Company has redemption rights if our common stock trades above $24.00 for 20 out of 30 days. The private warrants are identical to the public warrants except that the private warrants are non-redeemable and exercisable on a cashless basis so long as they are held by the sponsor and certain others. As of March 31, 2021, none of the Company’s outstanding Private or Public Warrants have been exercised.

The Private Warrants and the Public Warrants are treated differently for accounting purposes, as follows:

Private Warrants

In accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity, the Private Warrants are accounted for as liabilities and will be marked-to-market each reporting period with the change recognized in earnings. In general, under the mark-to-market accounting model, as our stock price increases, the warrant liability increases, and we recognize additional expense in our income statement – with the opposite when our stock price declines. Accordingly, the periodic revaluation of the Private Warrants could result in significant volatility in our reported earnings. For the quarterly period ended March 31, 2021, we recognized $15.0 million of gain in our income statement. The gain is a mark-to-market accounting determination and is noncash. Additional information regarding the Private Warrants and their impact on our financial statements is provided below:

Opening Balance Sheet Impact: As of the date of our merger on January 4, 2021, the $30.8 million fair value of the private warrants was recorded as a warrant liability on our balance sheet in Liability for Private Warrants with a corresponding offset to Additional paid-in-capital within equity.

The fair value of the Private Warrants was estimated using a modified version of the Black-Scholes option pricing formula. We assumed a term for the Private Warrants equal to the contractual term from the merger date and then discounted the resulting value to the valuation date. Among the key inputs and assumptions we used in the pricing formula were: a term of 5 years; volatility of 20%; a dividend yield of zero; an underlying stock price of $11.65; a risk free interest rate of 0.85%; and a closing price of the Public Warrants of $2.00 per share.

Income Statement Impact: Subsequent to the close of the merger, any change in the fair value of the Private Warrants is recognized in our income statement below operating profit as “Change in fair value of warrant liabilities” with a corresponding amount recognized in the liability account on our balance sheet. The Private Warrant liability is presented in the account Liability for Private Warrants in the long-term liabilities section of our balance sheet. During the first quarter of 2021, we recorded a gain of $15.0 million on the revaluation of the Private Warrants.

Balance Sheet Impact: As noted above, the change in the balance of the warrant liability on our balance sheet is due to the fair value change of the underlying warrants. When warrants are exercised, the fair value of the liability will be reclassified to Additional paid-in capital within equity. The cash received for the exercise of warrants is reflected in cash and cash equivalents, and the corresponding offset is also in Additional paid-in-capital in equity.

Cash Flow Impact: The impact of the change in fair value of the Private Warrants has no impact on our cash flows as it is a noncash adjustment. The cash received for any future exercise of warrants will be recorded in cash flows from financing activities.

Shareholders’ Equity Impact: The impact to Additional paid-in-capital as of the opening balance sheet is highlighted above. Any future exercises of the Private Warrant warrants will result in a reduction of the Private Warrant liability on the balance sheet with a corresponding increase to Additional paid-in-capital.

Public Warrants

In accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity, for accounting purposes the Public Warrants are treated as equity instruments. Accordingly, the Public Warrants are not marked-to-market each reporting period thus there is no impact to quarterly earnings. Any future exercises of the Public Warrants will be recorded as cash received and recorded in cash and cash equivalents, with a corresponding offset to Additional paid-in-capital in equity.

Dividend Policy
We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of its initial business combination. The payment of cash dividends by the Company in the future will be dependent upon the Company’s revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of the board of directors of the Company. Further, the Company’s line of credit agreement with our lender prohibits the Company from issuing any dividends or making any distributions to shareholders.

Equity Incentive Plan
Our 2020 Equity Incentive Plan (the “Equity Incentive Plan”) provides for the grant of incentive stock options, or ISOs, nonstatutory stock options, or NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards, all of which may be granted to employees, including officers, non-employee directors and consultants of us and its affiliates. Additionally, the Equity Incentive Plan provides for the grant of performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants. Initially, the aggregate number of shares of Common Stock that may be issued pursuant to stock awards under the Equity Incentive Plan will not exceed 10% of the issued and outstanding shares of our common stock. Awards made under the Equity Incentive Plan as of March 31, 2021 have been immaterial.

NOTE 10 — REVENUES

Revenues

The table below presents the Company’s revenues disaggregated by nature of the revenue stream and the pattern or timing of revenue recognition for the periods indicated. The Company has one reportable segment and all revenues are earned in the U.S.

	Three Months Ended March 31,
(amounts in thousands)	2021	2020
Revenues from contracts with customers:
Revenue recognized at point in time:
Interchange and card revenue	$8,351	$6,607
Servicing fees from partner bank	9,372	4,765
Account fees	2,686	2,909
University fees - disbursement activity	276	293
Other	2,650	192
Total revenue recognized at point in time	$23,335	$14,766

Revenue recognized over time:
University fees - subscriptions	$1,048	$992
Total revenue recognized over time	1,048	992

Total revenue recognized from contracts with customers	$24,383	$15,758

Deferred revenues

Deferred revenue consists of amounts received from clients prior to the performance of services. Deferred revenue is recognized over the service period on a straight-line basis or when the contractual performance obligation has been satisfied. The Company classifies deferred revenue on the balance sheet in Deferred revenue -current and Deferred revenue - non-current.

The deferred revenue balances were as follows:

	March 31,
(amounts in thousands)	2021	2020
Deferred revenue, beginning of period	$4,689	$1,938
Deferred revenue, end of period	$4,624	$4,905

During the three months ended March 31, 2021 and 2020, the Company recognized approximately $0.9 million and $0.7 million, respectively, in the period from amounts included in deferred revenue at the beginning of the period.

Unbilled receivables

The Company had $3.2 million of unbilled receivables as of March 31, 2021. Unbilled receivables are reported in Prepaid expenses and other current assets on the Consolidated Balance Sheets.
NOTE 11 — INCOME TAXES

The Company records tax expense during interim periods using an estimated annual effective tax rate approach. The Company’s effective tax rate was 8.9% for the three months ended March 31, 2021. The effective tax rate differs from the Company’s marginal tax rate of 26.0% due to the non-taxable fair value adjustments related to the non-compensatory private warrant liability being recorded through earnings as well as tax expense related to the estimated annual increase of the valuation allowance established against deferred tax assets.

Deferred tax assets as of March 31, 2021 was $25.8 million and consisted mainly of Section 197 intangibles. These Section 197 intangibles resulted from a step up in tax basis of the assets acquired from BankMobile Technologies, Inc., which for GAAP purposes were not recorded at fair value. The Company has no net operating loss or other carryforward deferred tax assets. A valuation allowance is recognized when it is more likely than not that all or a portion of the deferred tax asset will be realized based on the weight of the available positive and negative evidence. Management determined the verifiable negative evidence from the cumulative losses of the trade or business of BankMobile Technologies, Inc. outweighed any available positive evidence as of March 31, 2021, but will continue to evaluate this determination each quarterly period going forward.
NOTE 12 — EARNINGS (LOSS) PER SHARE
The following are the components and results of operations and earnings (loss) per common share calculations for the periods presented:

	Three Months Ended March 31,
(amounts in thousands, except per share data)	2021	2020
Net income (loss) available to common shareholders	$18,889	$(4,534)
Weighted-average common shares outstanding – basic	11,900	6,123
Weighted-average common shares outstanding – diluted	15,512	6,123
Earnings (loss) per common share - basic	$1.59	$(0.74)
Earnings (loss) per common share - diluted	$0.25	$(0.74)
There were no potentially dilutive warrants and performance shares not included in the calculation of diluted shares in the periods presented in the table because the impact would have been anti-dilutive.
NOTE 13 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
BMT uses fair value measurements to disclose the fair value of its financial instruments.  FASB’s ASC 825, Financial Instruments, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For fair value disclosure purposes, BMT utilized certain fair value measurement criteria under ASC 820, Fair Value Measurements (“ASC 820”), as explained below.
In accordance with ASC 820, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for BMT’s financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.
The fair value guidance provides a consistent definition of fair value, focusing on an exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate.  In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

The fair value guidance also establishes a fair value hierarchy and describes the following three levels used to classify fair value measurements:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).
A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.
The following methods and assumptions were used to estimate the fair values of BMT’s financial instruments as of March 31, 2021 and December 31, 2020:
Cash and cash equivalents:
The carrying amount reported on the balance sheet for cash and cash equivalents consists of a non-interest bearing deposit, which approximate its fair value. The deposit is classified as a Level 1 fair value, based upon the lowest level of input that is significant to its fair value measurement.
Accounts receivable:
The carrying amount of accounts receivable approximates fair value because of the short term nature of these items.

Payable to partner bank:
The payables to our partner bank represent the amount due resulting from normal operating activities between our partner bank and BMT. The carrying amount approximates its fair value due to the short term nature of the item.
Borrowings from partner bank:
BMT has a $10.0 million line of credit with our partner bank, with $5.4 million outstanding as of March 31, 2021. The carrying amount of the borrowings from our partner bank approximates its fair value due to its floating interest rate and short-term nature. The liability is classified as a Level 2 fair value based upon the lowest level of input that is significant to the fair value measurement.

Liability for Private Warrants:

The fair value of the Private Warrants was estimated using a modified version of the Black-Scholes option pricing formula for European calls. We assumed a term for the Private Warrants equal to the contractual term from the merger date and then discounted the resulting value to the valuation date. Among the key inputs and assumptions we used in the pricing formula at March 31, 2021 were the following: a term of 5 years; volatility of 20%; a dividend yield of zero; an underlying stock price of $11.65; a risk free interest rate of 0.85%; and a closing price of the Public Warrants of $2.00 per share. The warrant liability is classified as a Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement.

The estimated fair values of BMT’s financial instruments at March 31, 2021 and December 31, 2020 were as follows:

			Fair Value Measurements at March 31, 2021
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$17,379	$17,379	$17,379	$—	$—
Liabilities:
Borrowings from partner bank	$5,345	$5,345	$—	$5,345	$—
Liability for Private Warrants (a)	15,836	15,836	$—	$—	15,836
(a) The initial fair value of the warrants was $30.8 million on January 4, 2021, the merger date. The $15.0 million change in fair value during the first quarter was reported in Gain on fair value of private warrant liability on the statements of income (loss).

			Fair Value Measurements at December 31, 2020
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,989	$2,989	$2,989	$—	$—
Liabilities:
Borrowings from partner bank	$21,000	$21,000	$—	$21,000	$—
NOTE 14 — RELATIONSHIP WITH OUR PARTNER BANK

Our partner bank holds the FDIC insured deposits that we source and service and is the issuing bank on our debit cards. Our partner bank pays us a deposit servicing fee for the deposits generated and passes through interchange income earned from debit transactions. The CEO of our partner bank is an immediate family member of our CEO.

Servicing Fees and interchange income from partner bank

On January 4, 2021, we entered into a Deposit Processing Services Agreement (the “Deposit Servicing Agreement”) with our partner bank, providing that it would establish and maintain deposit accounts and other banking services in connection with customized products and services offered by us, and we would provide certain other related services in connection with the accounts. The initial term continues until December 31, 2022, which shall automatically renew for additional three year terms unless either party gives written notice of non-renewal within 180 days prior to the expiration of the term. As compensation, our partner bank retains any and all revenue generated from the funds held in the deposit accounts, and pays us a monthly servicing fee largely based on deposits, and a monthly interchange fee equal to all debit card interchange revenues on demand deposit accounts generated by us for our partner bank plus the difference between Durbin Exempt and Durbin regulated interchange revenue.

Payable to partner bank

At the end of each month, BMT and its partner bank typically have a cash settlement payment related to on-going operating activities between the entities. At March 31, 2021, BMT had $9.0 million payable to its partner bank, primarily consisting of prepaid fees and for certain services received, as well as a true-up payment required by the merger agreement.
Bank Borrowings

BMT has a $10.0 million line of credit with our partner bank, with $5.4 million outstanding as of March 31, 2021.
Operating leases

As of March 31, 2021, BMT leased two offices under operating leases. One of the leases listed the partner bank as the lessee, but that lease was transferred to the Company in April 2021.

Transition Services Agreement

On January 4, 2021, we entered into a Transition Services Agreement with our partner bank, pursuant to which each party agrees for a period of up to twelve months to provide certain transition services listed therein to the other party. In consideration for the services, we pay our partner bank a service fee of $12,500 per month, plus any expenses associated with the services. We may terminate the Transition Services Agreement without penalty with at least 30 days advance written notice if we determine there is no longer a business need for the services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to facilitate an understanding of significant factors influencing the quarterly operating results, financial condition and cash flows of BM Technologies, Inc. (“BMT”). Additionally, this MD&A conveys our expectations of the potential impact of known trends, events or uncertainties that may impact future results. You should read this discussion in conjunction with our financial statements and related notes included in this Quarterly Report on Form 10-Q and our Annual Report for the year ended December 31, 2020. Historical results and percentage relationships are not necessarily indicative of operating results for future periods. Unless the context otherwise requires, for purposes of this Management’s Discussion and Analysis, references to the “Company,” “we,” “us” and “our” refer to the business and operations of BM Technologies, Inc. (“BMT”) and its subsidiaries.

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. The spread of COVID-19 created a global public health crisis that resulted in unprecedented uncertainty, economic volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that BMT serves. With the initial outbreak of COVID-19 in 2020, the Company experienced an initial decline in revenues as compared to the pre-COVID-19 period, which was followed by an increase in revenues resulting from the benefit of federal stimulus on account balances and activity levels, a trend that has continued into the first quarter of 2021. The extent to which the COVID-19 pandemic will impact the operations and financial results of BMT during the remainder of 2021 and beyond remains uncertain, and we will continue to monitor the impact closely.
FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements about future financial and operating results, our plans, objectives, expectations and intentions with respect to future operations, products and services; and other statements identified by words such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “believe,” “intend,” “plan,” “projection,” “outlook” or words of similar meaning. These forward-looking statements include, but are not limited to, statements regarding the Company’s industry and market sizes, future opportunities for the Company and the Company’s estimated future results. Such forward-looking statements are based upon the current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. Actual results and the timing of events may differ materially from the results anticipated in these forward-looking statements.
BUSINESS OVERVIEW
BM Technologies, Inc. (“BMT” or “the Company”) provides state-of-the-art high-tech digital banking and disbursement services to consumers and students nationwide through a full service fintech banking platform, accessible to customers anywhere and anytime through digital channels. BMT facilitates deposits and banking services between a customer and an FDIC insured partner bank. BMT’s Banking-as-a-Service (“BaaS”) business model leverages partners’ existing customer bases to achieve high volume, low-cost customer acquisition in its Disbursement, White Label, and Workplace Banking businesses. BMT has four primary revenue sources: interchange and card revenue, servicing fees from the Bank, account fees, and university fees. The majority of revenues are driven by customer activity (deposits, spend, transactions, etc.) but may be paid or passed through by the Bank, universities, or paid directly by customers.
BMT is a Pennsylvania corporation, incorporated in May 2016, and until January 4, 2021, was a wholly-owned subsidiary of Customers Bank (“Customers Bank”). Customers Bank is a Pennsylvania state-chartered bank and a wholly-owned subsidiary of Customers Bancorp, Inc. (the “Bancorp” or “Customers Bancorp”), a bank holding company. Customers Bank is our current partner bank. Our partner bank holds the FDIC insured deposits that we source and service and is the issuing bank on our debit cards. Our partner bank pays us a deposit servicing fee for the deposits generated and passes through interchange income earned from debit transactions. Deposit servicing fees and interchange income are our largest revenue sources.

BMT is not a bank, does not hold a bank charter, and it does not provide banking services, and as a result we are not subject to direct banking regulation, except as a service provider to our partner bank. We are also subject to the regulations of the Department of Education, due to our student Disbursements business, and are periodically examined by them. Our contracts with most of our higher education institutional clients requires us to comply with numerous laws and regulations, including, where applicable, regulations promulgated by the Department of Education (“ED”) regarding the handling of student financial aid funds received by institutions on behalf of their students under Title IV; FERPA; the Electronic Fund Transfer Act and

Regulation E; the USA PATRIOT Act and related anti-money laundering requirements; and certain federal rules regarding safeguarding personal information, including rules implementing the privacy provisions of GLBA. Other products and services offered by us may also be subject to other federal and state laws and regulations.

BMT’s higher education serviced deposits fluctuate throughout the year due primarily to the relationship between the deposits level and the typical cycles of student enrollment in higher education institutions. Serviced deposit balances typically experience seasonal lows in June and July when student enrollment is lower and experience seasonal highs in September and January when student enrollment is high and individual account balances are generally at their peak. Debit spend follows a similar seasonal trend, but may slightly lag increases in balances.
Merger with Megalith Financial Acquisition Corporation

On January 4, 2021, BankMobile Technologies, Inc. (“BankMobile”), Megalith Financial Acquisition Corp. (“Megalith”), and MFAC Merger Sub Inc., consummated the transaction contemplated by the merger agreement entered into on August 6, 2020. In connection with the closing of the merger, Megalith Financial Acquisition Corp. changed its name to BM Technologies, Inc. (the “Company”). Effective January 6, 2021, the Company’s units ceased trading, and the Company’s common stock and warrants began trading on the NYSE American under the symbols “BMTX” and “BMTX.W,” respectively.

The merger was accounted for as a reverse recapitalization in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). Under this method of accounting, Megalith was treated as the “acquired” company for financial reporting purposes and as a result, the transaction was treated as the equivalent of BankMobile issuing stock for the net assets of Megalith, accompanied by a recapitalization. The excess of the fair value of the shares issued over the value of the net monetary assets of Megalith was recognized as an adjustment to shareholders’ equity. There was no goodwill or other intangible assets recorded in the merger. Prior periods presented for comparative purposes represent the balances and activity of BankMobile Technologies, Inc. (other than shares which were retroactively restated in connection with the merger).
BUSINESS MEASUREMENTS

We believe that the following business measurements are important performance indicators for our business segments:

Debit card POS spend (higher education and new business). Spend represents the dollar amount that our customers spend on their debit cards through a signature or PIN network. Spend is a key performance indicator, as the company earns a small percentage of every dollar spent as interchange income, and spend is the primary driver of our card revenues.

Serviced deposits (ending and average; higher education and new business). Serviced deposits represent the dollar amount of deposits that are in customer accounts serviced by our Company. Our deposit servicing fee is based on a contractual arrangement with our partner bank and the average balance of serviced deposits is the primary driver of our deposit servicing fees. Average deposits have the strongest correlation to current period serviced deposits, but ending deposits provide information at a point in time and serve as the starting point for the following period.

Higher education retention. Retention is a key measure of our value proposition with higher education customers. We measure retention in terms of Signed Student Enrollments (SSEs), which represents the number of students enrolled at higher education institutions. Retention is calculated by subtracting lost SSEs from starting SSEs and taking that amount as a percentage of the starting SSEs.

Higher education financial aid refund disbursement. Represents the dollar amount of all funds that we process for a college or university partner, whether it is distributed by ACH, check, or into a BankMobile Vibe account. This is a measure of the business we process for our higher education partners in exchange for their subscription and other fees, as well as a measure of the potential that we have the opportunity to capture into our serviced accounts.

Higher education organic deposits. Organic deposits represent the dollar total of all deposits made into a higher education BankMobile Vibe account except for funds processed through a college or university partner. Because this includes funds that the account holder adds to the account and excludes the funds processed through the higher ed institution, it is viewed as a strong indicator of traction with the customer.

CRITICAL ACCOUNTING POLICIES
For information regarding our critical accounting policies and estimates, please refer to our Annual Report on 10-K for the fiscal year ended December 31, 2020. There have been no material changes to the critical accounting policies previously disclosed in that report.

The Company has both Private and Public Warrants outstanding which are being treated differently for accounting purposes. Note 9 - Shareholders’ Equity in the Notes to the Unaudited Financial Statements herein provides additional information.

NEW ACCOUNTING PRONOUNCEMENTS
The FASB has issued accounting standards that have not yet become effective and that may impact BMT’s consolidated financial statements or its disclosures in future periods. Note 1 — Basis of Presentation and Significant Accounting Policies in the Notes to Unaudited Financial Statements provides information regarding those accounting standards.
RESULTS OF OPERATIONS
The following discussion of our results of operations should be read in conjunction with our unaudited consolidated financial statements, including the accompanying notes.
The following summarized table sets forth our operating results for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Change	% Change
(dollars in thousands)	2021	2020
Operating revenues	24,383	15,758	$8,625	55%
Operating expenses	18,616	19,891	(1,275)	(6)%
Income (loss) from operations	5,767	(4,133)	9,900	NM
Gain on fair value of private warrant liability	15,003	—	15,003	100%
Interest expense	54	394	(340)	(86)%
Income (loss) before income tax expense	20,716	(4,527)	25,243	NM
Income tax expense	1,827	7	1,820	NM
Net income (loss)	$18,889	$(4,534)	$23,423	NM

Basic earnings (loss) per share	$1.59	$(0.74)	$2.33	NM
Diluted earnings (loss) per share	$0.25	$(0.74)	$0.99	NM
NM refers to changes greater than 150%.
We had net income of $18.9 million in the three months ended March 31, 2021 compared to a net loss of $(4.5) million in the three months ended March 31 2020. Diluted earnings per share was $0.25 per share in the three months ended March 31, 2021 compared to a loss of $(0.74) per diluted share in the same period in 2020. We had substantially higher operating profitability in the first quarter of 2021, which was primarily driven by additional revenues. Net income was also substantially higher in the first quarter of 2021, reflecting the improved operating profitability as well as the recognition of the noncash gain on the revaluation of the fair value of the private warrants. Our quarterly operating results are discussed further below.
The Company records tax expense during interim periods using an estimated annual effective tax rate approach. The Company’s effective tax rate was 8.9% for the three months ended March 31, 2021. The effective tax rate differs from the Company’s marginal tax rate of 26% due to the non-taxable fair value adjustments related to the non-compensatory private warrant liability being recorded through earnings as well as tax expense related to the estimated annual increase of the valuation allowance established against deferred tax assets.

Revenues

	For the Three Months Ended March 31,
(dollars in thousands)	2021	2020	Change	% Change
Revenues:
Interchange and card revenue	$8,351	$6,607	$1,744	26%
Servicing fees from partner bank	9,372	4,765	4,607	97%
Account fees	2,686	2,909	(223)	(8)%
University fees	1,324	1,285	39	3%
Other revenue	2,650	192	2,458	NM
Total operating revenues	$24,383	$15,758	$8,625	55%
NM refers to changes greater than 150%.
Our total revenues increased $8.6 million, or 55%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The higher revenue was primarily due to a $4.6 million increase in Servicing fees from our partner bank, a $2.5 million increase in Other revenue, and a $1.7 million increase in Interchange and card revenue. Account fees decreased by $0.2 million while University fees increased slightly.
The $4.6 million, or 97%, increase in Servicing fees was driven by a 112% increase in average deposits in the three months ended March 31, 2021, to $1.31 billion, compared to the three months ended March 31, 2020. Compared to the three months ended December 31, 2020, average deposits increased 42%. Interchange and card revenue was up $1.7 million, or 26%, driven by a 31% increase in total spend, which increased to $880.6 million in the 2021 period compared to $674.8 million in the prior year quarter. Compared to the fourth quarter of 2020, spend increased 29% in the first quarter of 2021. Other revenues increased $2.5 million, primarily due to additional project revenues from our white label partner, which can vary from quarter-to-quarter based on project status, new contracts, and milestones. Account fees declined $0.2 million, or 8%, consistent with the trend in active student accounts, which was partially offset by an increase in fees per account.

	For the Three Months Ended March 31,
(dollars in thousands)	2021	2020	Change	% Change
Technology, communication, and processing	8,652	6,078	$2,574	42%
Salaries and employee benefits	5,423	7,465	(2,042)	(27)%
Professional services	1,737	3,958	(2,221)	(56)%
Provision for operating losses	1,329	883	446	51%
Occupancy	352	419	(67)	(16)%
Customer related supplies	475	51	424	NM
Advertising and promotion	191	217	(26)	(12)%
Merger and acquisition related expenses	—	50	(50)	(100)%
Other	457	770	(313)	(41)%
Total operating expenses	$18,616	$19,891	$(1,275)	(6)%
NM refers to changes greater than 150%.
The $1.3 million, or 6%, decrease in operating expenses for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily resulted from lower employee compensation and professional service cost, net of higher technology expenses.
Technology expenses increased $2.6 million year-over-year due to higher spending on core processing functions and the impact of a vendor credit in the first quarter of 2020. Salaries and employee benefits declined $2.0 million, or 27%, primarily due to the impact of a headcount reduction in the third quarter of 2020. Professional services declined $2.2 million, or 56%, primarily due to the successful implementation of management’s plan to reduce dependence on the use of higher costing outside contractors in our development work through conversion to full time employees.
LIQUIDITY AND CAPITAL RESOURCES
We currently finance our operations through cash flows provided by operating activities and a line of credit with our partner bank. We had a substantial increase in cash from operating activities in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, and we continue to project positive operating cash flows for the 2021 fiscal year. We had $17.4 million of cash as of March 31, 2021, and our line of credit provides up to $10.0 million of borrowings.
Our cash and cash equivalents consists of non-interest bearing, highly-liquid demand deposits. We intend to fund our ongoing operating activities with our existing cash, expected cash flows from operations, and borrowing capacity under our line of credit; we believe these sources of liquidity will be adequate for at least the next 12 months. However, should additional liquidity be necessary, the Company could consider equity or debt financing, but there are no assurances that additional capital would be available or on terms that are acceptable to us.
The table below summarizes our cash flows for the periods indicated:

	For the Three Months Ended March 31, December 31,
(dollars in thousands)	2021	2020	Change	% Change
Net cash provided by (used in) operating activities	9,519	(1,517)	$11,036	NM
Net cash provided used in investing activities	(117)	(1,115)	998	90%
Net cash provided by financing activities	4,988	693	4,295	NM
Net increase (decrease) in cash and cash equivalents	$14,390	$(1,939)	$16,329	NM
NM refers to changes greater than 150%.
Cash flows provided by operating activities
Cash provided by operating activities was $9.5 million in the first three months of 2021 compared to cash used of $(1.5) million in the same period in 2020, an increase of $11.0 million. The increase was primarily driven by net income in the first quarter of 2021 compared to a net loss in the 2020 quarter and to a lesser extent, positive changes in our working capital in 2021 as compared to 2020.
Cash flows used in investing activities
Cash used in investing activities decreased $1.0 million in the first three months of 2021 compared to the first three months of 2020, primarily due to lower capital investment in 2021.
Cash flows provided by financing activities
Cash provided from financing activities was $5.0 million in 2021, which resulted from the recapitalization transaction.
As of March 31, 2021, we did not have any off-balance sheet arrangements.
CONTRACTUAL OBLIGATIONS
In April 2021, BMT repaid $1.4 million of the debt outstanding under its $10.0 million line of credit with our partner bank, resulting in an outstanding principal balance of $4.0 million at April 30, 2021. There were no other material changes in our contractual obligations during the three months ended March 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Credit Risk
Potential concentration of credit risk consists primarily of accounts receivables from white label partners and higher education institution clients. At March 31, 2021 and December 31, 2020, a white label partner accounted for approximately 25% and 63% of accounts receivable, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15 and 15d-15 under the Exchange Act refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Because there are inherent limitations in all control systems, a control system, no matter how well conceived and operated, can provide only reasonable, as opposed to absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our quarter ended March 31, 2021.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

We are involved in legal and administrative proceedings and litigation arising in the ordinary course of business. We believe that the potential liability, if any, in excess of amounts already accrued from all proceedings, claims and litigation will not have a material effect on our financial position, cash flows or results of operations when resolved in a future period.
ITEM 1A. RISK FACTORS
Other than the matters discussed below, there have been no material changes to the Risk Factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Our Private Warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.
On April 12, 2021, the Staff of the U.S. Securities and Exchange Commission (the “SEC”) issued “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”) discussing the accounting implications of certain terms that are common in warrants issued by special purpose acquisition companies (“SPACs”). In light of the Statement and existing guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity,” the Company’s management evaluated the terms of the warrant agreements entered into in connection with the initial public offering of our predecessor by merger, Megalith Financial Acquisition Corp., and concluded that post-acquisition that the Company’s Public Warrants should be classified as equity instruments but the Private Placement Warrants include provisions that, based on the SEC Statement, require the Private Placement Warrants to be accounted for as liability instruments. As a result, the Company has classified the Public Warrants in equity and the Private Placement Warrants as liabilities.

Under the liability accounting treatment for the Private Placement Warrants, the Company is required to measure the fair value of these instruments at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside our control. We will recognize noncash gains or losses due to the quarterly fair valuation of these warrants which could be material.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In connection with the merger, on January 4, 2021, our predecessor, Megalith Financial Acquisition Corp. sold 1,927,058 shares of Class A Common Stock in a private placement for $10.38 per share, for aggregate gross proceeds of approximately $20,002,872 (the “PIPE Financing”). The sale and issuance was made to accredited investors in reliance on Rule 506 of Regulation D under the Securities Act. No separate fees or commissions were paid to the placement agents other than payments made to such institutions for other services rendered in connection with the Megalith initial public offering and/or the merger.
ITEM 6. EXHIBITS
(a)Exhibits
The following documents are filed as exhibits to this report:.

Exhibit No.	Description
31.1*	Certification of chief executive officer under Rule 13a — 14(a)/15d — 14(a).
31.2*	Certification of chief financial officer under Rule 13a — 14(a)/15d — 14(a).
32*	Certification under 18 U.S.C. 1350.

___________________________

*	Filed herewith.
Items 3,4 and 5 of Part II are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, as amended, BM Technologies, Inc. has duly caused this Registration Statement on Form S-1 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wayne, State of Pennsylvania, on the 24th day of May, 2021.

BM Technologies, Inc.

By:	/s/ Luvleen Sidhu
Luvleen Sidhu
Chief Executive Officer

BM Technologies, Inc.

By:	/s/ Robert Ramsey
Robert Ramsey
Chief Financial Officer