Form 10-K/A
period 2020-12-31
BM Technologies, Inc.
filed 2021-07-14
CIK 1725872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 30, 2020, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A common stock on such date, was approximately $35.0 million.

As of March 29, 2021, there were 12,200,378 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

Documents Incorporated By Reference – None.

EXPLANATORY NOTE

On January 4, 2021 (the “Closing Date”), subsequent to the end of the fiscal year ended December 31, 2020, the fiscal year to which this Annual Report on Form 10-K/A relates, BM Technologies Inc. (f/k/a Megalith Financial Acquisition Corp.), a Delaware corporation (the “Company”), consummated its previously announced business combination (as defined below), pursuant to which the Company acquired BankMobile Technologies, Inc. (“BankMobile”) (such acquisition is referred to as the “business combination”). In connection with the closing of the business combination (the “Closing”), pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) between the Company, MFAC Merger Sub, Inc., a Pennsylvania corporation and wholly-owned subsidiary of the Company (“Merger Sub”), BankMobile, Customers Bank and Customers Bancorp Inc., Merger Sub merged with BankMobile, with the Merger Sub surviving the merger as a wholly-owned subsidiary of the Company named BMTX, Inc., and in connection therewith the Company changed its name to BM Technologies, Inc. (the “Merger”). BM Technologies, Inc. is filing this Amendment No.1 to Form 10-K (this “Amendment” or “Form 10-K/A”) for the year ended December 31, 2020 originally filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 by the Company (the “Original Filing”). This Amendment restates the Company’s previously issued consolidated financial statements and related footnote disclosures as of and for the years ended December 31, 2020 and 2019 and the interim periods ended March 31, 2019, June 30, 2019, September 30, 2019, March 31, 2020, June 30, 2020, and September 30, 2020. See Note 9, Restatement of Previously Issued Consolidated Financial Statements, in Item 15, Exhibits, Financial Statements and Financial Statement Schedules, for additional information.

Background of Restatement

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused in part on provisions in warrant agreements that provide for settlement of cash in a tender offer that is different than the underlying stock and the potential changes to the settlement amounts dependent upon the characteristics of the warrant holder, and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provisions would preclude the warrant from being classified in equity and thus the warrant should be classified as a liability. As a result of the SEC Statement, the Company reevaluated the accounting treatment of the Public Warrants and the Private Placement Warrants (collectively, the “Warrants”) issued in connection with the Company’s initial public offering.

On June 4, 2021, the Audit Committee, after consultation with the Company’s management team, concluded that the Company’s previously issued audited financial statements as of December 31, 2020 and December 31, 2019 (the “Relevant Periods”), which were included in the Company’s Original 10-K should no longer be relied upon because the Company accounted for its outstanding warrants issued in connection with the Company’s initial public offering as components of equity instead of liabilities. The Company re-evaluated its accounting for its public and private placement warrants issued in connection with its initial public offering and concluded that the Warrants should be treated as derivative liabilities pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging - Contract in Entity’s Own Equity (“ASC 815-40”) rather than as equity. Based on this, the original filing must be amended to classify the warrants as liabilities measured at fair value upon issuance, with any subsequent changes in fair value reported in our Statement of Operations each reporting period.

As all material restatement information will be included in this Report, we do not intend to separately amend Megalith Financial Acquisition Corp.’s (“Megalith”) Annual Reports on Form 10-K for the years ended December 31, 2019 and 2018, or any of Megalith’s previously filed Quarterly Reports on Form 10-Q. Accordingly, investors and others should rely on the financial information and other disclosures regarding the periods described above in this Report and in future filings with the SEC (as applicable) and should not rely on any previously issued or filed reports, press releases, corporate presentations or similar communications relating to the Relevant Period.

i

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of Megalith’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2020 and 2019. As a result of that assessment and in light of the SEC Statement, management has concluded that Megalith’s disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2020, due to material weakness in Megalith’s internal control over financial reporting related to accounting for warrants. For a discussion of management’s consideration of Megalith’s disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures” of this Report.

Items Amended

Part I, Item 1A. Risk Factors is amended to add certain additional risks factors associated with the reclassification of warrants as a liability. In addition, each of the following items are amended and restated in their entirety in this Report: (i) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; (ii) Part II, Item 8. Financial Statements and Supplementary Data (found in the F-Pages of this filing); (iii) Part II, Item 9A. Controls and Procedures; and (iv) Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except for the foregoing amended and/or restated information required to reflect the effects of the restatement of the financial statements for the Relevant Period, and applicable cross-references within this report and the certifications of management attached as exhibits hereto, this Amendment does not amend, update, or change any other items or disclosures contained in the Original Filing. This report continues to describe conditions as of the date of the Original Filing, and the disclosures herein have not been updated to reflect events, results or developments that have occurred after the date of the original Filing, or to modify or update those disclosures affected by subsequent events, including the closing of the Business Combination. Accordingly, forward looking statements included in this report represent management’s views as of the date of the Original Filing and should not be assumed to be accurate as of any date thereafter. This Amendment should be read in conjunction with the Original Filing and our filings made with the SEC subsequent to the Original Filing date.

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

iii

PART I

Item 1A.	Risk Factors

The disclosure in Item 1A. Risk Factors in the Original Filing is hereby amended to add the following risk factors. As used in this Item 1A. Risk Factors, “we” and “our” shall mean Megalith or Megalith’s management, as the context may require, if relating to a statement made prior to the Business Combination. If a statement is made in regards to any time after the Business Combination, “we” and “our” shall refer to the Company (as successor registrant to Megalith) or the Company’s management. Any material weakness described herein with respect to a Relevant Period means the material weakness of Megalith. Except for the additional risk factors below, this Amendment does not amend, update or change any other items or disclosures contained in Item 1A. Risk Factors in the Original Filing. This Amendment should be read in conjunction with the Original Filing.

Risk Related to our Common Stock and Warrants

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the SEC Staff issued a statement (the “Statement”) discussing the accounting implications of certain terms that are common in warrants issued by special purpose acquisition companies (“SPACs”). In light of the Statement and guidance in ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity,” the Company’s management evaluated the terms of the Warrant Agreement entered into in connection with the Company’s initial public offering and concluded that the Company’s Warrant include provisions that, based on the Statement, preclude the Warrants from being classified as components of equity. As a result of the Statement, the Company has re-evaluated the accounting treatment of its 15,000,000 warrants issued in connection with Megalith’s IPO (the “Public Warrants”) and 6,945,778 private placement warrants (the “private Warrants”, and together, the “Warrants”), and determined the Warrants should be classified as derivative liabilities. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

As a result, included on our balance sheets as of December 31, 2020 and 2019, contained in the F-pages at the end of this report, are derivative liabilities related to embedded features contained within our Warrants. ASC 815 provides for the recurring fair value measurement, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. The result of this recurring fair value measurement will appear on our financial statements and our results of operations may fluctuate quarterly based on factors which are outside our control. We expect that we will recognize non-cash gains or losses due to the quarterly fair valuation of our Warrants and that such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020 and December 31, 2019. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified in those controls.

Following the issuance of the SEC Statement, on April 12, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the years ended December 31, 2020 and December 31, 2019. See “—Our warrants are accounted for as liabilities and the changes in value of our Warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of the restatement and material weakness in our internal control over financial reporting described above, the error in accounting for the warrants in light of the SEC Statement, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation, inquiries from the SEC and other regulatory bodies, other disputes or proceedings which may include, among others, monetary judgments, penalties or other sanctions, claims invoking the federal and state securities laws and contractual claims. As of the date of this Amendment, we have no knowledge of any such litigation, inquiries, dispute or proceedings. However, we can provide no assurance that such litigation, inquiries, disputes or proceedings will not arise in the future. Any such litigation, inquiries, disputes or proceedings, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete our initial business combination.

Warrants that are accounted for as liabilities will be recorded at fair value each reporting period and may have an adverse impact on operating results, and therefore an adverse effect on the market price of our common stock.

The Warrants issued in accordance with our initial public offering are accounted for using the guidance contained in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging - Contract in Entity’s Own Equity (ASC 815-40). This guidance provides explanation as to why these Warrants do not meet the requirement to be accounted for as equity-classified instruments and, therefore, must be recorded as a liability. Accordingly, we will classify each warrant as a liability at its fair value, with adjustments to fair value remeasured and recorded in the statement of operations, and therefore our reported earnings, each reporting period. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion of the Company’s financial condition and results of operation should be read in conjunction with Megalith’s audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A. References in this discussion to “we,” “us” or the “Company” refer to Megalith Financial Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to MFA Investor Holdings LLC. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Forward-Looking Statements” appearing elsewhere in this Annual Report on the original filing Form 10-K and in this form 10-K/A.

Restatement of Previously Issued Financial Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated in connection with the restatement of our financial statements for the Relevant Period, as described in Note 1 and Note 9 to our financial statements entitled “Restatement of Previously Issued Financial Statements.” Further detail regarding the restatement can be found in the “Explanatory Note” and “Item 9A. Internal Controls and Procedures.”

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

In connection with the business combination, 500 shares of Class A common stock were redeemed at a per share price of approximately $10.42. Upon the Closing, the Company had 12,200,378 shares of common stock outstanding.

Further information regarding the business combination and the Company is set forth in (i) the Company’s definitive proxy statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 11, 2020 (the “Proxy Statement”) and (ii) the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2021.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues through December 31, 2020. Our only activities from inception through December 31, 2020 were organizational activities, efforts relating to the Initial Public Offering, identifying a target company for a Business Combination and the acquisition of BankMobile. We generated non-operating income in the form of interest income on cash marketable securities held in the Trust Account.

For the year ended December 31, 2020, we had net (loss) of $(69,224,745) which consists of operating costs of $2,210,594, a (loss) on the change in fair value of Warrant liability of approximately $(68,334,046), and a provision for income taxes of $297,748, offset by interest income on marketable securities held in the Trust Account of $1,405,514 and other income of $212,129.

For the year ended December 31, 2019, we had net income of $4,273,495, which consists of operating costs of $799,387, a gain on the change in fair value of Warrant liability of approximately $1,909,973, and a provision for income taxes of $788,018, offset by interest income on marketable securities held in the Trust Account of $3,950,927.

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

Contractual obligations

As of December 31, 2020, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the deferred underwriter commission discussed above, payment to an entity affiliated with the President a fee of approximately $16,667 per month until the consummation of the Business Combination, as well as a bonus of $78,000 which was paid out after the successful completion of the Initial Public Offering, and an agreement to pay the sponsor a monthly fee of $2,000 for office space, utilities and administrative support provided to the Company. We began incurring these fees on August 24, 2018 and continued to incur these fees monthly through October 31, 2020 for the office space and November 15, 2020 for the fee to the entity affiliated with the President.

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

Item 8.	Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-41 comprising a portion of this Annual Report on Form 10-K.

Item 9A.	Controls and Procedures.

This disclosure Item 9A Controls and Procedures has hereby been amended from the original filing. References in this disclosure to “we” or “our” and the “Company” shall mean Megalith and Megalith’s management, if the context relates to a statement made prior to the merger. If the context relates to a statement made after the merger, then “we” or “our” and the “company” shall mean BM Technologies or BM Technologies’ management. Any material weakness described herein with respect to any Relevant Period means the material weakness of Megalith.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

It is understood that our controls and procedures inherently accept the risk that they cannot provide absolute assurance that the objectives of the disclosure controls and procedures are met. Due to this we must conclude that not all errors or instances of fraud may be prevented, and that no evaluation of the controls and procedures can provide absolute assurance that we have detected all of our controls’ deficiencies or instances of fraud. Instead, the design of the controls must reflect that there are resource constraints, and the benefits of these controls and procedures should be considered relative to the cost of these controls and procedures. Furthermore, the design of the controls and procedures is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report solely related to the accounting for warrants.

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

Subsequently, and as a result of the material weakness in our internal control over financial reporting as described in this amended filing, management has concluded that our disclosure controls and procedures were not effective as of December 31, 2020 and 2019, due solely to the material weakness in our internal control over financial reporting with respect to the classification of the Company’s Warrants and as components of equity instead of as derivative liabilities. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), in which management concluded the internal controls over financial reporting was effective.

In light of the restatement discussed herein, management has re-evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as of December 31, 2020 and 2019. Management has concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective for the quarters ended March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020 due to a material weakness in the internal control over financial reporting related to the accounting for complex accounting instruments. We have developed and are implementing a plan to remediate this material weakness and to address the restatement noted above to improve the process and controls in the determination of the appropriate accounting and classification of our financial instruments and key agreements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified a material weakness in the Company’s controls over the accounting for temporary and permanent equity and complex financial instruments. The company’s controls to evaluate the accounting for complex financial instruments, such as temporary and permanent equity and warrants issued by a SPAC, did not operate effectively to appropriately apply the provisions of Accounting Standards Codification (“ASC”), Contracts in Entity’s Own Equity (ASC 815-40). This material weakness resulted in the failure to prevent material errors in the Company’s accounting for temporary and permanent equity and warrants and the resulting restatement of the company’s previously issued financial statements.

The Company’s internal controls over financial reporting did not prevent the improper classification of the Warrants as equity instruments. Due to the material impact this improper classification has on the financial statements of the Company, it was determined that this was a material weakness in the internal controls over financial reporting. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020 and December 31, 2019.

We currently are implementing a number of actions, as described below, to remediate the material weakness described in this Item 9A. Our management is committed to ensuring that our internal controls over financial reporting are designed and operating effectively. Our remediation plan includes, but is not limited to, that we will improve the process and controls in the determination of the appropriate accounting and classification of our financial instruments and key agreements. When fully implemented and operational, we believe the controls we have designed or plan to design will remediate the control deficiency that have led to the material weakness we have identified and strengthen our internal controls over financial reporting. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

This Amendment report does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

We have undertaken and will undertake strategic remediation actions, as discussed above, to address the material weakness in our internal controls over financial reporting. There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

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

In the table below, percentage ownership is based on 12,200,302 shares of common stock outstanding as of March 29, 2021. The table below does not include the common stock underlying the Placement Warrants held or to be held by the Company’s officers or Sponsor because these securities are not currently exercisable within sixty (60) days. This table also assumes that there are no issuances of equity securities under the 2020 Equity Incentive Plan.

Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Unless otherwise noted, the business address of each of the following entities or individuals is 201 King of Prussia Road, Suite 350, Wayne, PA 19087.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	% of Class
Directors and Named Executive Officers
Luvleen Sidhu(1)	809,769	6.6%
Pankaj Dinodia	0	*
Mike Gill	0	*
Aaron Hodari(2)	0	*
Brent Hurley	10,322	*
A.J. Dunklau	2,064	*
Marcy Schwab	0	*
Robert Ramsey(3)	57,805	*
Robert Diegel(4)	97,612	*
All executive officers and directors as a group (9 individuals)	977,572	8.0%

Greater than Five Percent Holders:
MFA Investor Holdings LLC(5)	1,019,802	8.4%
Jay S. Sidhu(5)(6)	1,288,870	10.1%
Bhanu Choudhrie(5)(7)	1,121,345	9.2%
Schechter Private Capital Funds(8)	1,912,599	15.7%

*	Less than 1%

(1)	Includes 809,769 shares that Ms. Luvleen Sidhu was directed from CUBI in connection with a severance agreement she entered into with CUBI, which shares are subject to restrictions on transfer and clawback if Ms. Sidhu does not maintain her service to the Company.

(2)	Mr. Hodari has indirect interest in the shares of common stock of the Company through his ownership of membership interests in Schechter Private Capital, LLC, but does not have voting or dispositive control over the shares and disclaims ownership of any of the shares of common stock of the Company held by Schechter Private Capital Fund I, LLC.

(3)	Includes 57,805 Merger Consideration Shares that Mr. Ramsey was directed from CUBI in connection with a severance agreement he entered into with CUBI, which shares are subject to restrictions on transfer and clawback if Mr. Ramsey does not maintain his service to the Company.
(4)	Includes 96,339 Merger Consideration Shares that Mr. Diegel was directed from CUBI in connection with a severance agreement he entered into with CUBI, which shares are subject to restrictions on transfer and clawback if Mr. Diegel does not maintain his service to the Company.
(5)	MFA Investor Holding LLC is the record holder of 1,019,802 of such shares. Jay S. Sidhu, and Bhanu Choudhrie are the managing members and have voting and investment discretion with respect to such shares. As such, they may be deemed to have beneficial ownership of the shares. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. Includes 300,000 issued and outstanding founders shares subject to forfeiture unless the stock price reaches $15 per share for 20 out of 30 days.
(6)	Includes an estimated 209,068 merger consideration shares that Mr. Sidhu received as a CUBI Stockholder, based on Mr. Sidhu’s reported ownership in CUBI as of November 10, 2020.
(7)	Includes an estimated 101,543 merger consideration shares that Mr. Choudhrie received as a CUBI Stockholder, based on Mr. Choudhrie’s reported ownership in CUBI as of December 17, 2020.
(8)	According to a Form 3 filed with the SEC on February 3, 2021, includes 924,423 shares held by Schechter Private Capital Fund I, LLC – Series Q and 988,176 shares held by Schechter Private Capital Fund I, LLC – Series Q2. Schechter Private Capital Fund I, LLC is managed by Schechter Private Capital, LLC. Decisions regarding the voting or disposition of the shares held by the foregoing are made by the President of Schechter Private Capital, LLC, Marc Schechter. Mr. Hodari disclaims ownership of any of the shares of common stock of the Company held by Schechter Private Capital Fund I, LLC. The address of Schechter Private Capital Fund I, LLC-Series Q and Schechter Private Capital Fund I, LLC-Series Q2 is 251 Pierce Street, Birmingham, MI 48009.

PART IV

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statements Schedule

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

Opinion on the Financial Statements

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

Restatement of Financial Statements

As discussed in Note 8 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2017.

New York, New York

July 13, 2021

BM Technologies, Inc.

(formerly known as Megalith Financial Acquisition Corp.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(As Restated)	(As Restated)
ASSETS
CURRENT ASSETS
Cash	$43,178	$482,665
Prepaid expenses and other assets	40,672	37,571

Total current assets	83,850	520,236

OTHER ASSETS
Marketable securities held in trust account	27,713,815	175,410,617
Escrow for private placement	20,002,872	-

Total other assets	47,716,687	175,410,617

TOTAL ASSETS	47,800,537	175,930,853

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	1,656,199	111,968
Private placement received in advance	20,002,872	-
Income taxes payable	-	572,160
Franchise taxes payable	30,000	80,000
Due to affiliates	45,000	-

Total current liabilities	21,734,071	764,128

LONG TERM LIABILITIES
Deferred underwriting fee payable	6,771,556	6,771,556
Warrant Liability	75,973,939	7,639,893

Total long term liabilities	82,745,495	14,411,449

Total liabilities	104,479,566	15,175,577

COMMITMENTS AND CONTINGENCIES
Class A common stock subject to possible redemption, $0.0001 par value, 2,651,614 and 15,421,314 shares at redemption value of $10.10 per share at December 31, 2020 and December 31, 2019, respectively.	26,781,301	155,755,276

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock; $0.0001 par value; 100,000,000 shares authorized; 0 and 1,507,575 shares issued and outstanding (excluding 2,651,614 and 15,421,314 shares subject to possible redemption), as of December 31, 2020 and December 31, 2019, respectively	-	151
Class B Common Stock; $0.0001 par value; 10,000,000 shares authorized; 4,232,222 shares issued and outstanding as of December 31, 2020 and December 31, 2019.	423	423
Additional paid-in capital	-	-
Retained earnings	(83,460,753)	4,999,426

Total stockholders’ equity	(83,460,330)	5,000,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,800,537	$175,930,853

The accompanying notes are an integral part of these consolidated financial statements.

BM Technologies, Inc.

(formerly known as Megalith Financial Acquisition Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended	For the year ended
	December 31, 2020 (As Restated)	December 31, 2019 (As Restated)
OPERATING EXPENSES
General and administrative	$292,252	$155,854
Legal and professional fees	1,532,958	219,533
Franchise tax	200,000	200,000
Support services - related party	185,384	224,000

Total expenses	2,210,594	799,387

OTHER INCOME
Other income	212,129	-
Change in fair value of warrant liability	(68,334,046)	1,909,973
Interest income on investments held in Trust Account	1,405,514	3,950,927

Total other income	(66,716,403)	5,860,900

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(68,926,997)	5,061,513

Income tax expense	297,748	788,018

NET INCOME (LOSS)	$(69,224,745)	$4,273,495

Weighted average shares outstanding of Class A common stock	8,655,806	16,928,889
Basic and diluted net income per share, Class A	$0.13	$0.18

Weighted average shares outstanding of Class B common stock	4,232,222	4,232,222
Basic and diluted net (loss) income per share, Class B	$(16.62)	$0.31

The accompanying notes are an integral part of these consolidated financial statements.

BM Technologies, Inc.

(formerly known as Megalith Financial Acquisition Corp.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(as restated)

	Common Stock				Additional		Total
	Class A		Class B		paid-in	Retained	stockholder’s
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance, January 1, 2019 (as restated)	1,930,693	$193	4,232,222	$423	$-	$4,999,384	$5,000,000

Change in shares of Class A common stock subject to redemption	(423,118)	(42)	-	-	-	(4,273,453)	(4,273,495)

Net income	-	-	-	-	-	4,273,495	4,273,495

Balance, December 31, 2019 (as restated)	1,507,575	$151	4,232,222	$423	$-	$4,999,426	$5,000,000

Reclassification from Temporary Equity to APIC	-	1,276	-	-	128,972,698	-	128,973,974

Redemption of Class A common stock	(14,277,275)	(1,427)	-	-	(148,208,645)	-	(148,210,072)

Reclassification from APIC to retained earnings	-	-	-	-	19,235,947	(19,235,435)	512

Net loss	-	-	-	-	-	(69,224,745)	(69,224,745)

Balance, December 31, 2020 (as restated)	(12,769,700)	$-	4,232,222	$423	$-	$(83,460,753)	$(83,460,330)

The accompanying notes are an integral part of these consolidated financial statements.

BM Technologies, Inc.

(formerly known as Megalith Financial Acquisition Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended
	December 31, 2020 (As Restated)	December 31, 2019 (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(69,224,745)	$4,273,495
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned in Trust Account	(1,405,514)	(3,950,927)
Other income remitted directly to Trust Account	(212,129)	-
Change in fair value of warrant liability	68,334,046	(1,909,973)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,101)	34,298
Accounts payable	1,544,231	(146,591)
Income taxes payable	(572,160)	355,314
Franchise taxes payable	(50,000)	(120,000)

Net cash flows used in operating activities	(1,589,372)	(1,464,384)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash released from Trust Account for Class A common stock redemptions	148,155,560	-
Cash moved to escrow from private placement received in advance	(20,002,872)	-
Investment income released from Trust Account to pay taxes	1,104,885	754,104

Net cash flows provided by financing activities	129,257,573	754,104

CASH FLOWS FROM FINANCING ACTIVITIES
Cash used for Class A common stock redemptions	(148,155,560)	-
Proceeds from private placement received in advance	20,002,872	-
Proceeds from due to affiliates	45,000	-

Net cash flows used in financing activities	(128,107,688)	-

NET CHANGE IN CASH	(439,487)	(710,280)

CASH, BEGINNING OF YEAR	482,665	1,192,945

CASH, END OF YEAR	$43,178	$482,665

Supplemental disclosure of noncash activities:
Change in value of Class A common stock subject to possible redemption	$(128,973,974)	$4,273,495
Supplemental cash flow disclosure:
Income taxes paid	$904,885	$432,704

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

Business Combination

On January 4, 2021 the Company consummated the previously announced business combination pursuant to the Agreement and Plan of Merger, dated as of August 6, 2020 (as amended, the “Merger Agreement”), by and among the Company, MFAC Merger Sub Inc., a Pennsylvania corporation and an indirect wholly-owned subsidiary of the Company (“Merger Sub”), BankMobile Technologies, Inc., a Pennsylvania corporation (“BankMobile”), Customers Bank, a Pennsylvania state chartered bank and the sole stockholder of BankMobile (“Customers Bank”), and Customers Bancorp, Inc., a Pennsylvania corporation and the parent bank holding company for Customers Bank.

Business Prior to the Business Combination

All business activity of the Company through December 31, 2020 related to the Company’s formation and Initial Public Offering, which is described below, searching for a business target and consummation of the Business Combination. The Company did not generate any operating revenues through the completion of the Business Combination. The Company did generate non-operating income in the form of interest income earned on marketable securities from the proceeds derived from the Initial Public Offering. The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on August 23, 2018. On August 28, 2018, the Company consummated the Initial Public Offering of 15,000,000 units (“Units”) with respect to the Class A Common Stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $150,000,000, which is discussed in Note 3.

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

Going Concern and Liquidity

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company had until January 4, 2021 to consummate one or more business combinations, meeting certain conditions, or else it would cease all operations except for the purpose of liquidating. The Company closed a qualified business combination on January 4, 2021. Management had initially determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raised substantial doubt about the Company’s ability to continue as a going concern. Given that the Company underwent the business combination on January 4, 2021, the conditions raising substantial doubt concerning the Company’s ability to continue as a going concern have been alleviated.

Restatement of Previously Issued Annual Financial Statements

The Company has restated its financial statements as of December 31, 2020, for the years ended December 31, 2020 and December 31, 2019, as well as the unaudited financial statements for the three month periods ended March 31, 2020 and 2019, the three and six month periods ended June 30, 2020 and 2019 and the three and nine month periods ended September 30, 2020 and 2019, to correct misstatements in those prior periods primarily related to misstatements identified in improperly applying accounting guidance for warrants, recognizing them as equity instead of a warrant liability, under the guidance of ASC 815-40, Contracts in Entity’s Own Equity, and not properly accounting for the entire amount of redeemable common shares as temporary equity carried at redemption value in accordance with the guidance in ASC 480.

See Note 9 - Restatement of Previously Issued Financial Statements for additional information regarding the errors identified and the restatement adjustments made to the financial statements

Note 2 — Summary of Significant Accounting Policies

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

Redeemable Common Stock

As discussed in Note 1 – Description of Organization and Business Operations, all of the 16,928,889 shares held by public stockholders outstanding contained a redemption feature which allows for the redemption of Class A common stock under the Company’s liquidation or tender offer and stockholder approval provisions. In accordance with Financial Accounting Standard Board (“FASB”) Topic ASC 480, “Distinguishing Liabilities from Equity,” (“ASC 480”) redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. On May 26, 2020, the Company’s stockholders approved an extension of the date by which the Company must consummate an initial business combination from May 28, 2020 to August 28, 2020 (or November 30, 2020 if the Company has executed a definitive agreement for an initial business combination by August 28, 2020, which was subsequently extended for two more months before the Merger closed on January 4, 2021). In connection with this extension, on June 3, 2020, 13,733,885 shares of Class A common stock were redeemed for an approximate total value of $142.6 million from the Trust Account. During December 2020 an additional 543,390 shares of Class A common stock were redeemed for an approximate total value of $5.6 million

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying number of redeemable shares of Class A common stock shall be affected by charges against additional paid in capital. If additional paid in capital is reduced to zero, any additional charges are applied against accumulated deficit.

Accordingly, at December 31, 2020, 2,651,614 shares of Class A common stock included in the units at the Public Offering were classified outside of permanent equity at approximately $10.10 per share. At December 31, 2019, 15,421,314 shares of Class A common stock included in the units at the Public Offering were classified outside of permanent equity at approximately $10.10 per share.

Offering Costs

Offering costs consist principally of legal, accounting, underwriting fees and other costs directly related to the Initial Public Offering. Offering costs amounting to $9,910,981 were charged to stockholders’ equity and $610,230 allocated to the issuance of warrant liability were charged to statement of operations.

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

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

The Company’s statements of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account and Other Income of $1,617,643 and $3,950,927, net of applicable income and franchise taxes of $497,748 and $988,018 by the weighted average number of shares of Class A common stock outstanding for the years ended December 31, 2020 and December 31, 2019, respectively. Net income (loss) per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period.

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

Warrants

The Company accounts for warrants issued in accordance with the guidance contained in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 815, “Derivatives and Hedging,” under which the warrants for shares of the Company’s common stock that are not indexed to its own stock do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, warrants are classified as liabilities at their fair value and adjusted at each reporting period. Any change in fair value is recognized as a component of other income (expense), net on the Statement of Operations. Adjustment of liability for changes in fair value will be continued until the earlier of the expiration or exercise of the common stock warrants. At that time, the portion of the warrant liability related to the common stock warrants will be reclassified to additional paid-in capital.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the balance sheet carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. For the years ended December 31, 2020 and 2019, the change in the valuation allowance was $422,225, and $125,871, respectively.

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

The total provision for income taxes is comprised of the following for the years ended:

	December 31,	December 31,
	2020	2019
Current Expense	297,748	788,018
Deferred Expense	(422,225)	(125,871)
Change in Valuation Allowance	422,225	125,871
Total Income Tax Expense	297,748	788,018

The net deferred tax assets and liabilities in the accompanying balance sheets included the following components:

	December 31, 2020	December 31, 2019
Deferred tax assets	$657,341	$235,116
Deferred tax liabilities	-	-
Valuation allowance for deferred tax assets	(657,341)	(235,116)
Net deferred tax assets	$-	$-

The deferred tax assets as of December 31, 2020 and 2019 were comprised of the tax effect of cumulative temporary differences as follows:

	December 31, 2020	December 31, 2019
Capitalized expenses before business combination	$657,341	$235,116
Valuation allowance for deferred tax assets	(657,341)	(235,116)
Total	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. As of December 31, 2020 and 2019, the valuation allowance was $657,341 and $235,116, respectively.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate is as follows:

	December 31,	December 31,
	2020	2019
Statutory federal income tax rate	21.0%	21%
Change in fair value of derivative warrant liabilities	-20.8%	-7.92%
State taxes, net of federal tax benefit	0%	0%
Valuation allowance	-0.6%	2.5%
Income tax (benefit) expense	-0.4%	15.6%

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Trust Account

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

The Company agreed to pay an entity affiliated with the President a fee of approximately $16,667 per month until the earlier of the consummation of the Business Combination or liquidation. A bonus of $78,000 was paid out after the successful completion of the Initial Public Offering. The Company ceased paying the President on approximately November 15, 2020. The total amount paid to this entity was $165,384 and $200,000 for the two years in the period ended December 31, 2020, respectively.

Note 5 – Commitments and Contingencies

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

Note 6 – Warrants

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

The Company may call the Public Warrants for redemption (except with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the reported last sale price of the Company’s Class A common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Accounting for Warrants – The Company accounts for the Public Warrants and Private Placement Warrants as liabilities in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity. Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the shareholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants must be recorded as derivative liability.

Additionally, certain adjustments to the settlement amount of the Private Placement Warrants are based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40, and thus the Private Placement Warrants are not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting.

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the issuance of the warrants at the closing of this offering. Accordingly, the Company expects to classify each warrant as a liability at its fair value. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The warrant liability is subject to remeasurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s Statements of Operations. The Company will reassess the classification of the warrants at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

Note 7 — Stockholders’ Equity

Common Stock

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. At December 31, 2020 and 2019, there were 0 and 1,507,575 (excluding 1,415,287 and 16,177,739 shares of Class A Common Stock subject to possible redemption) shares of Class A Common Stock issued and outstanding, respectively.

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

Note 8 —Fair Value Measurement

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020	December 31, 2019
Assets:
Marketable securities in Trust Account	1	$27,713,815	$175,410,617
Liabilities:
Public Warrants	1	$49,093,778	$5,417,244
Private Placement Warrants	2	$26,880,161	$2,222,649

There were no transfers between different levels of the valuation hierarchy during the years ended December 31, 2020 or 2019. Transfer to/from Levels 1, 2, and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.

Public prices are used as valuation inputs for both the public and private warrants.

Note 9 — Restatement of Previously Issued Financial Statements

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused in part on provisions in warrant agreements that provide for settlement of cash in a tender offer that is different than the underlying stock and the potential changes to the settlement amounts dependent upon the characteristics of the warrant holder and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provisions would preclude the warrant from being classified in equity and thus the warrant should be classified as a liability.

As a result of the SEC Statement, the Company reevaluated the accounting treatment of the public warrants and the private placement warrants issued in connection with the Company’s initial public offering that were originally recorded as equity. Because these warrants contain provisions whereby the settlement amount varies depending upon the characteristics of the warrant holder, and have the tender offer provisions that could preference one of our two classes of stock in the event of such tender offer, these warrants should have been recorded at fair value as a liability in the Company’s consolidated balance sheet.

Accordingly, due to this restatement, the public warrants and the private placement warrants are now classified as a liability on the Company’s balance sheet at December 31, 2020 and December 31, 2019 and related interim periods. These warrants are measured at fair value initially and subsequently at each reporting date with changes in the fair value recognized as a gain or loss in the Company’s statements of operations. These warrants are deemed equity instruments for income tax purposes, and accordingly, there is no tax accounting impact relating to changes in the fair value of these warrants.

The Company’s management has concluded it is appropriate to restate (i) the Company’s previously issued audited financial statements as of December 31, 2020 and December 31, 2019, as previously reported in its Form 10-K and (ii) quarterly unaudited financial statements for the quarterly periods ended March 31, 2019, June 30, 2019, September 30, 2019, March 31, 2020, June 30, 2020 and September 30, 2020. The restated classification and reported values of the Warrants as accounted for under ASC 815-40 are included in the financial statements herein.

The impact of this correction to the applicable reporting periods for the financial statement line items impacted are presented as of and for the years ended December 31, 2020 and 2019.

The following presents a reconciliation of the Balance Sheets, Statements of Operations, and Statements of Cash Flows from the prior periods as previously reported to the restated amounts.

The Restatement Adjustments below reflect the entries to record the liability for the Public and Private Warrants issued as part of Megalith Financial Acquisition Corp.’s initial public offering and private placement, respectively, and to account for the adjustment to fair value of this liability at the end of each period presented. The fair value of the Public and Private Warrants was $13.8 million and $9.5 million at the initial offering and December 31, 2018, respectively. In addition, it was determined an expense of approximately $0.6 million was incurred related to costs directly associated with the issuance of the Public Warrants. These effects are reflected in the restated equity balances at January 1, 2019. For each subsequent quarter and year end, the liability was revalued and the change in fair value reflected in “Change in fair value of warrant liability” in the Statement of Operations.

	December 31, 2020
	As Reported	Restatement Adjustments	As Restated
ASSETS
CURRENT ASSETS
Cash	$43,178	$-	$43,178
Prepaid expenses and other assets	40,672	-	40,672

Total current assets	83,850	-	83,850

OTHER ASSETS
Marketable securities held in trust account	27,713,815	-	27,713,815
Escrow for private placement	20,002,872	-	20,002,872

Total other assets	47,716,687	-	47,716,687

TOTAL ASSETS	47,800,537	-	47,800,537

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	1,656,199	-	1,656,199
Private placement received in advance	20,002,872	-	20,002,872
Income taxes payable	-	-	-
Franchise taxes payable	30,000	-	30,000
Due to affiliates	45,000	-	45,000

Total current liabilities	21,734,071	-	21,734,071

LONG TERM LIABILITIES
Deferred underwriting fee payable	6,771,556	-	6,771,556
Warrant Liability	-	75,973,939	75,973,939

Total long term liabilities	6,771,556	75,973,939	82,745,495

Total liabilities	28,505,627	75,973,939	104,479,566

COMMITMENTS AND CONTINGENCIES
Class A common stock subject to possible redemption, $0.0001 par value, 2,651,614 shares at redemption value of $10.10 per share at December 31, 2020	14,294,907	12,486,394	26,781,301

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-	-
Class A Common Stock; $0.0001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding (excluding 2,651,614 shares subject to possible redemption), as of December 31, 2020	124	(124)	-
Class B Common Stock; $0.0001 par value; 10,000,000 shares authorized; 4,232,222 shares issued and outstanding as of December 31, 2020	423	-	423
Additional paid-in capital	3,233,443	(3,233,443)	-
Retained earnings (accumulated deficit)	1,766,013	(85,226,766)	(83,460,753)

Total stockholders’ equity	5,000,003	(88,460,333)	(83,460,330)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,800,537	$0	$47,800,537

	December 31, 2019
	As Reported	Restatement Adjustments	As Restated
ASSETS
CURRENT ASSETS
Cash	$482,665	$-	$482,665
Prepaid expenses and other assets	37,571	-	37,571

Total current assets	520,236	-	520,236

OTHER ASSETS
Marketable securities held in trust account	175,410,617	-	175,410,617
Escrow for private placement	-	-	-

Total other assets	175,410,617	-	175,410,617

TOTAL ASSETS	175,930,853	-	175,930,853

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	111,968	-	111,968
Private placement received in advance	-	-	-
Income taxes payable	572,160	-	572,160
Franchise taxes payable	80,000	-	80,000
Due to affiliates	-	-	-

Total current liabilities	764,128	-	764,128

LONG TERM LIABILITIES
Deferred underwriting fee payable	6,771,556	-	6,771,556
Warrant Liability	-	7,639,893	7,639,893

Total long term liabilities	6,771,556	7,639,893	14,411,449

Total liabilities	7,535,684	7,639,893	15,175,577

COMMITMENTS AND CONTINGENCIES
Class A common stock subject to possible redemption, $0.0001 par value, 15,421,314 shares at redemption value of $10.10 per share at December 31, 2019	163,395,164	(7,639,888)	155,755,276

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-	-
Class A Common Stock; $0.0001 par value; 100,000,000 shares authorized; 1,507,575 shares issued and outstanding (excluding 15,421,314 shares subject to possible redemption), as of December 31, 2019	76	75	151
Class B Common Stock; $0.0001 par value; 10,000,000 shares authorized; 4,232,222 shares issued and outstanding as of December 31, 2019	423	-	423
Additional paid-in capital	2,342,794	(2,342,794)	-
Retained earnings (accumulated deficit)	2,656,712	2,342,714	4,999,426

Total stockholders’ equity	5,000,005	(5)	5,000,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$175,930,853	$0	$175,930,853

	For the year ended December 31, 2020
	As Reported	Restatement Adjustments	As Restated
OPERATING EXPENSES
General and administrative	$292,252	$-	$292,252
Legal and professional fees	1,532,958	-	1,532,958
Franchise tax	200,000	-	200,000
Support services - related party	185,384	-	185,384

Total expenses	2,210,594	-	2,210,594

OTHER INCOME
Other income	212,129	-	212,129
Change in fair value of warrant liability		(68,334,046)	(68,334,046)
Interest income on investments held in Trust Account	1,405,514	-	1,405,514

Total other income	1,617,643	(68,334,046)	(66,716,403)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(592,951)	(68,334,046)	(68,926,997)

Income tax expense	297,748	-	297,748

NET LOSS	$(890,699)	$(68,334,046)	$(69,224,745)

Weighted average shares outstanding of Class A common stock	8,655,806	-	8,655,806
Basic and diluted net income per share, Class A	$0.13	$(0.00)	$0.13

Weighted average shares outstanding of Class B common stock	4,232,222	-	4,232,222
Basic and diluted net loss per share, Class B	$(0.48)	$(16.14)	$(16.62)

	For the year ended December 31, 2019
	As Reported	Restatement Adjustments	As Restated
OPERATING EXPENSES
General and administrative	$155,854	$-	$155,854
Legal and professional fees	219,533	-	219,533
Franchise tax	200,000	-	200,000
Support services - related party	224,000	-	224,000

Total expenses	799,387	-	799,387

OTHER INCOME
Other income	-	-	-
Change in fair value of warrant liability		1,909,973	1,909,973
Interest income on investments held in Trust Account	3,950,927	-	3,950,927

Total other income	3,950,927	1,909,973	5,860,900

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	3,151,540	1,909,973	5,061,513

Income tax expense	788,018	-	788,018

NET INCOME	$2,363,522	$1,909,973	$4,273,495

Weighted average shares outstanding of Class A common stock	16,928,889	-	16,928,889
Basic and diluted net income per share, Class A	$0.18	$(0.00)	$0.18

Weighted average shares outstanding of Class B common stock	4,232,222	-	4,232,222
Basic and diluted net loss per share, Class B	$(0.14)	$0.45	$0.31

	For the year ended December 31, 2020
	As Reported	Restatement Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(890,699)	$(68,334,046)	$(69,224,745)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned in Trust Account	(1,405,514)	-	(1,405,514)
Other income remitted directly to Trust Account	(212,129)	-	(212,129)
Change in fair value of warrant liability	-	68,334,046	68,334,046
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,101)	-	(3,101)
Accounts payable	1,544,231	-	1,544,231
Income taxes payable	(572,160)	-	(572,160)
Franchise taxes payable	(50,000)	-	(50,000)

Net cash flows used in operating activities	(1,589,372)	-	(1,589,372)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash released from Trust Account for Class A common stock redemptions	148,155,560	-	148,155,560
Cash moved to escrow from private placement received in advance	(20,002,872)	-	(20,002,872)
Investment income released from Trust Account to pay taxes	1,104,885	-	1,104,885

Net cash flows provided by financing activities	129,257,573	-	129,257,573

CASH FLOWS FROM FINANCING ACTIVITIES
Cash used for Class A common stock redemptions	(148,155,560)	-	(148,155,560)
Proceeds from private placement received in advance	20,002,872	-	20,002,872
Proceeds from due to affiliates	45,000	-	45,000

Net cash flows used in financing activities	(128,107,688)	-	(128,107,688)

NET CHANGE IN CASH	(439,487)	-	(439,487)

CASH, BEGINNING OF YEAR	482,665	-	482,665

CASH, END OF YEAR	$43,178	$-	$43,178

Supplemental disclosure of noncash activities:
Change in value of Class A common stock subject to possible redemption	$(149,100,257)	$20,126,283	$(128,973,974)
Supplemental cash flow disclosure:
Income taxes paid	$904,885	$-	$904,885

	For the year ended December 31, 2019
	As Reported	Restatement Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,363,522	$1,909,973	$4,273,495
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned in Trust Account	(3,950,927)	-	(3,950,927)
Other income remitted directly to Trust Account	-	-	-
Change in fair value of warrant liability	-	(1,909,973)	(1,909,973)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	34,298	-	34,298
Accounts payable	(146,591)	-	(146,591)
Income taxes payable	355,314	-	355,314
Franchise taxes payable	(120,000)	-	(120,000)

Net cash flows used in operating activities	(1,464,384)	-	(1,464,384)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash released from Trust Account for Class A common stock redemptions	-	-	-
Cash moved to escrow from private placement received in advance	-	-	-
Investment income released from Trust Account to pay taxes	754,104	-	754,104

Net cash flows provided by financing activities	754,104	-	754,104

CASH FLOWS FROM FINANCING ACTIVITIES
Cash used for Class A common stock redemptions	-	-	-
Proceeds from private placement received in advance	-	-	-
Proceeds from due to affiliates	-	-	-

Net cash flows used in financing activities	-	-	-

NET CHANGE IN CASH	(710,280)	-	(710,280)

CASH, BEGINNING OF YEAR	1,192,945	-	1,192,945

CASH, END OF YEAR	$482,665	$-	$482,665

Supplemental disclosure of noncash activities:
Change in value of Class A common stock subject to possible redemption	$2,363,521	$1,909,974	$4,273,495
Supplemental cash flow disclosure:
Income taxes paid	$432,704	$-	$432,704

The following presents a reconciliation of the unaudited Balance Sheets from the balances previously reported to the restated balances as of March 31, 2020, June 30,2020, September 30, 2020, March 31, 2019, June 30, 2019 and September 30, 2019.

	March 31, 2020 (unaudited)
	As Reported	Restatement Adjustments	As Restated
ASSETS
CURRENT ASSETS
Cash	$311,303	$-	$311,303
Prepaid expenses and other assets	26,946	-	26,946

Total current assets	338,249	-	338,249

OTHER ASSETS
Marketable securities held in trust account	176,763,122	-	176,763,122
Escrow for private placement		-	-

Total other assets	176,763,122	-	176,763,122

TOTAL ASSETS	177,101,371	-	177,101,371

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	122,977	-	122,977
Private placement received in advance	-	-	-
Income taxes payable	845,702	-	845,702
Franchise taxes payable	50,000	-	50,000
Due to affiliates		-	-

Total current liabilities	1,018,679	-	1,018,679

LONG TERM LIABILITIES
Deferred underwriting fee payable	6,771,556	-	6,771,556
Warrant Liability	-	5,252,427	5,252,427

Total long term liabilities	6,771,556	5,252,427	12,023,983

Total liabilities	7,790,235	5,252,427	13,042,662

COMMITMENTS AND CONTINGENCIES
Class A common stock subject to possible redemption, $0.0001 par value, 15,748,387 shares at redemption value of $10.10 per share at March 31, 2020	164,311,133	(5,252,424)	159,058,709

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-	-
Class A Common Stock; $0.0001 par value; 100,000,000 shares authorized; 1,180,502 shares issued and outstanding (excluding 15,748,387 shares subject to possible redemption), as of March 31, 2020	67	51	118
Class B Common Stock; $0.0001 par value; 10,000,000 shares authorized; 4,232,222 shares issued and outstanding as of March 31, 2020	423	-	423
Additional paid-in capital	1,426,834	(1,426,834)	-
Retained earnings	3,572,679	1,426,780	4,999,459

Total stockholders’ equity	5,000,003	(3)	5,000,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$177,101,371	$0	$177,101,371

	June 30, 2020 (unaudited)
	As Reported	Restatement Adjustments	As Restated
ASSETS
CURRENT ASSETS
Cash	$599,156	$-	$599,156
Prepaid expenses and other assets	16,321	-	16,321

Total current assets	615,477	-	615,477

OTHER ASSETS
Marketable securities held in trust account	33,164,861	-	33,164,861
Escrow for private placement		-	-

Total other assets	33,164,861	-	33,164,861

TOTAL ASSETS	33,780,338	-	33,780,338

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	221,898	-	221,898
Private placement received in advance	-	-	-
Income taxes payable	271,937	-	271,937
Franchise taxes payable	20,000	-	20,000
Due to affiliates		-	-

Total current liabilities	513,835	-	513,835

LONG TERM LIABILITIES
Deferred underwriting fee payable	6,771,556	-	6,771,556
Warrant Liability	-	20,054,720	20,054,720

Total long term liabilities	6,771,556	20,054,720	26,826,276

Total liabilities	7,285,391	20,054,720	27,340,111

COMMITMENTS AND CONTINGENCIES
Class A common stock subject to possible redemption, $0.0001 par value, 3,195,004 shares at redemption value of $10.10 per share at June 30, 2020	21,494,941	10,774,599	32,269,540

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-	-
Class A Common Stock; $0.0001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding (excluding 3,195,004 shares subject to possible redemption), as of June 30, 2020	108	(108)	-
Class B Common Stock; $0.0001 par value; 10,000,000 shares authorized; 4,232,222 shares issued and outstanding as of June 30, 2020	423	-	423
Additional paid-in capital	1,671,219	(1,671,219)	-
Retained earnings (accumulated deficit)	3,328,256	(29,157,993)	(25,829,737)

Total stockholders’ equity	5,000,006	(30,829,320)	(25,829,314)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,780,338	$0	$33,780,338

	September 30, 2020 (unaudited)
	As Reported	Restatement Adjustments	As Restated
ASSETS
CURRENT ASSETS
Cash	$11,009	-	$11,009
Prepaid expenses and other assets	74,997	-	74,997

Total current assets	86,006	-	86,006

OTHER ASSETS
Marketable securities held in trust account	33,178,146	-	33,178,146
Escrow for private placement		-	-

Total other assets	33,178,146	-	33,178,146

TOTAL ASSETS	33,264,152	-	33,264,152

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	951,622	-	951,622
Private placement received in advance	-	-	-
Income taxes payable	-	-	-
Franchise taxes payable	30,000	-	30,000
Due to affiliates		-	-

Total current liabilities	981,622	-	981,622

LONG TERM LIABILITIES
Deferred underwriting fee payable	6,771,556	-	6,771,556
Warrant Liability	-	18,049,387	18,049,387

Total long term liabilities	6,771,556	18,049,387	24,820,943

Total liabilities	7,753,178	18,049,387	25,802,565

COMMITMENTS AND CONTINGENCIES
Class A common stock subject to possible redemption, $0.0001 par value, 3,195,004 shares at redemption value of $10.10 per share at September 30, 2020	20,510,971	11,758,569	32,269,540

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-	-
Class A Common Stock; $0.0001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding (excluding 3,195,004 shares subject to possible redemption), as of September 30, 2020	117	(117)	-
Class B Common Stock; $0.0001 par value; 10,000,000 shares authorized; 4,232,222 shares issued and outstanding as of September 30, 2020	423	-	423
Additional paid-in capital	2,655,181	(2,655,181)	-
Retained earnings (accumulated deficit)	2,344,282	(27,152,659)	(24,808,377)

Total stockholders’ equity	5,000,003	(29,807,957)	(24,807,954)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,264,152	$(0)	$33,264,152

	March 31, 2019 (unaudited)
	As Reported	Restatement Adjustments	As Restated
ASSETS
CURRENT ASSETS
Cash	$853,425	$-	$853,425
Prepaid expenses and other assets	69,446	-	69,446

Total current assets	922,871	-	922,871

OTHER ASSETS
Marketable securities held in trust account	173,274,478	-	173,274,478
Escrow for private placement		-	-

Total other assets	173,274,478	-	173,274,478

TOTAL ASSETS	174,197,349	-	174,197,349

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	343,598	-	343,598
Private placement received in advance		-	-
Income taxes payable	429,131	-	429,131
Franchise taxes payable	50,000	-	50,000
Due to affiliates		-	-

Total current liabilities	822,729	-	822,729

LONG TERM LIABILITIES
Deferred underwriting fee payable	6,771,556	-	6,771,556
Warrant Liability	-	6,684,907	6,684,907

Total long term liabilities	6,771,556	6,684,907	13,456,463

Total liabilities	7,594,285	6,684,907	14,279,192

COMMITMENTS AND CONTINGENCIES
Class A common stock subject to possible redemption, $0.0001 par value, 15,338,432 shares at redemption value of $10.10 per share at March 31, 2019	161,603,060	(6,684,902)	154,918,158

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-	-
Class A Common Stock; $0.0001 par value; 100,000,000 shares authorized; 1,590,457 shares issued and outstanding (excluding 15,338,432 shares subject to possible redemption), as of March 31, 2019	94	65	159
Class B Common Stock; $0.0001 par value; 10,000,000 shares authorized; 4,232,222 shares issued and outstanding as of March 31, 2020	423	-	423
Additional paid-in capital	4,134,879	(4,134,879)	-
Retained earnings	864,608	4,134,810	4,999,418

Total stockholders’ equity	5,000,004	(4)	5,000,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$174,197,349	$0	$174,197,349

	June 30, 2019 (unaudited)
	As Reported	Restatement Adjustments	As Restated
ASSETS
CURRENT ASSETS
Cash	$429,215	$-	$429,215
Prepaid expenses and other assets	58,821	-	58,821

Total current assets	488,036	-	488,036

OTHER ASSETS
Marketable securities held in trust account	174,189,472	-	174,189,472
Escrow for private placement		-	-

Total other assets	174,189,472	-	174,189,472

TOTAL ASSETS	174,677,508	-	174,677,508

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	247,967	-	247,967
Private placement received in advance		-	-
Income taxes payable	324,096	-	324,096
Franchise taxes payable	40,000	-	40,000
Due to affiliates		-	-

Total current liabilities	612,063	-	612,063

LONG TERM LIABILITIES
Deferred underwriting fee payable	6,771,556	-	6,771,556
Warrant Liability	-	7,162,400	7,162,400

Total long term liabilities	6,771,556	7,162,400	13,933,956

Total liabilities	7,383,619	7,162,400	14,546,019

COMMITMENTS AND CONTINGENCIES
Class A common stock subject to possible redemption, $0.0001 par value, 15,359,553 shares at redemption value of $10.10 per share at June 30, 2019.	162,293,880	(7,162,391)	155,131,489

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding
Class A Common Stock; $0.0001 par value; 100,000,000 shares authorized; 1,569,336 shares issued and outstanding (excluding 15,359,553 shares subject to possible redemption), as of June 30, 2019	87	70	157
Class B Common Stock; $0.0001 par value; 10,000,000 shares authorized; 4,232,222 shares issued and outstanding as of June 30, 2019	423	-	423
Additional paid-in capital	3,444,067	(3,444,067)	-
Retained earnings	1,555,432	3,443,988	4,999,420

Total stockholders’ equity	5,000,009	(9)	5,000,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$174,677,508	$0	$174,677,508

	September 30, 2019 (unaudited)
	As Reported	Restatement Adjustments	As Restated
ASSETS
CURRENT ASSETS
Cash	$685,621	$-	$685,621
Prepaid expenses and other assets	48,196	-	48,196

Total current assets	733,817	-	733,817

OTHER ASSETS
Marketable securities held in trust account	174,618,157	-	174,618,157
Escrow for private placement		-	-

Total other assets	174,618,157	-	174,618,157

TOTAL ASSETS	175,351,974	-	175,351,974

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	236,169	-	236,169
Private placement received in advance		-	-
Income taxes payable	448,145	-	448,145
Franchise taxes payable	40,000	-	40,000
Due to affiliates		-	-

Total current liabilities	724,314	-	724,314

LONG TERM LIABILITIES
Deferred underwriting fee payable	6,771,556	-	6,771,556
Warrant Liability	-	9,072,373	9,072,373

Total long term liabilities	6,771,556	9,072,373	15,843,929

Total liabilities	7,495,870	9,072,373	16,568,243

COMMITMENTS AND CONTINGENCIES
Class A common stock subject to possible redemption, $0.0001 par value, 15,226,112 shares at redemption value of $10.10 per share at September 30, 2019	162,856,097	(9,072,366)	153,783,731

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding
Class A Common Stock; $0.0001 par value; 100,000,000 shares authorized; 1,702,777 shares issued and outstanding (excluding 15,226,112 shares subject to possible redemption), as of September 30, 2019	81	90	171
Class B Common Stock; $0.0001 par value; 10,000,000 shares authorized; 4,232,222 shares issued and outstanding as of September 30, 2019	423	-	423
Additional paid-in capital	2,881,856	(1,534,111)	1,347,745
Retained earnings	2,117,647	1,534,015	3,651,662

Total stockholders’ equity	5,000,007	(7)	5,000,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$175,351,974	$0	$175,351,974

The following presents a reconciliation of the unaudited Statements of Operations from the amounts previously reported to the restated amounts for the three month period ended March 31, 2020, the three and six month periods ended June 30, 2020, the three and nine month periods ended September 30, 2020, the three month period ended March 31, 2019, the three and six month periods ended June 30, 2019 and the three and nine month periods ended September 30, 2019.

	For the three months ended March 31, 2020 (unaudited)
	As Reported	Restatement Adjustments	As Restated
OPERATING EXPENSES
General and administrative	$19,074	$-	$19,074
Legal and professional fees	41,768	-	41,768
Franchise tax	50,000	-	50,000
Support services - related party	52,154	-	52,154

Total expenses	162,996	-	162,996

OTHER INCOME
Other income	-	-	-
Change in fair value of warrant liability	-	2,387,467	2,387,467
Interest income on investments held in Trust Account	1,352,505	-	1,352,505

Total other income	1,352,505	2,387,467	3,739,972

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,189,509	2,387,467	3,576,976

Income tax expense	273,542	-	273,542

NET INCOME	$915,967	$2,387,467	$3,303,434

Weighted average shares outstanding of Class A common stock	16,928,889	-	16,928,889
Basic and diluted net income per share, Class A	$0.06	$0.00	$0.06

Weighted average shares outstanding of Class B common stock	4,232,222	-	4,232,222
Basic and diluted net loss per share, Class B	$(0.03)	$0.57	$0.54

	For the three months ended June 30, 2020 (unaudited)
	As Reported	Restatement Adjustments	As Restated
OPERATING EXPENSES
General and administrative	$13,820	$-	$13,820
Legal and professional fees	161,571	-	161,571
Franchise tax	50,000	-	50,000
Support services - related party	59,846	-	59,846

Total expenses	285,237	-	285,237

OTHER INCOME
Other income	-	-	-
Change in fair value of warrant liability	-	(14,802,294)	(14,802,294)
Interest income on investments held in Trust Account	38,392	-	38,392

Total other income	38,392	(14,802,294)	(14,763,902)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(246,845)	(14,802,294)	(15,049,139)

Income tax expense	(2,422)	-	(2,422)

NET LOSS	$(244,423)	$(14,802,294)	$(15,046,717)

Weighted average shares outstanding of Class A common stock	11,740,532	-	11,740,532
Basic and diluted net income per share, Class A	$-	$(0.00)	$(0.00)

Weighted average shares outstanding of Class B common stock	4,232,222	-	4,232,222
Basic and diluted net loss per share, Class B	$(0.06)	$(3.49)	$(3.55)

	For the three months ended September 30, 2020 (unaudited)
	As Reported	Restatement Adjustments	As Restated
OPERATING EXPENSES
General and administrative	$49,172	$-	$49,172
Legal and professional fees	853,628	-	853,628
Franchise tax	50,000	-	50,000
Support services - related party	52,154	-	52,154

Total expenses	1,004,954	-	1,004,954

OTHER INCOME
Other income	-	-	-
Change in fair value of warrant liability	-	2,005,333	2,005,333
Interest income on investments held in Trust Account	13,285	-	13,285

Total other income	13,285	2,005,333	2,018,618

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(991,669)	2,005,333	1,013,664

Income tax expense	(7,695)	-	(7,695)

NET INCOME	$(983,974)	$2,005,333	$1,021,359

Weighted average shares outstanding of Class A common stock	3,195,004	-	3,195,004
Basic and diluted net income per share, Class A	$-	$(0.01)	$(0.01)

Weighted average shares outstanding of Class B common stock	4,232,222	-	4,232,222
Basic and diluted net (loss) income per share, Class B	$(0.23)	$0.48	$0.25

	For the six months ended June 30, 2020 (unaudited)
	As Reported	Restatement Adjustments	As Restated
OPERATING EXPENSES
General and administrative	$32,895	$-	$32,895
Legal and professional fees	203,338	-	203,338
Franchise tax	100,000	-	100,000
Support services - related party	112,000	-	112,000

Total expenses	448,233	-	448,233

OTHER INCOME
Other income	-	-	-
Change in fair value of warrant liability	-	(12,414,827)	(12,414,827)
Interest income on investments held in Trust Account	1,390,897	-	1,390,897

Total other income	1,390,897	(12,414,827)	(11,023,930)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	942,664	(12,414,827)	(11,472,163)

Income tax expense	271,120	-	271,120

NET LOSS	$671,544	$(12,414,827)	$(11,743,283)

Weighted average shares outstanding of Class A common stock	14,334,711	-	14,334,711
Basic and diluted net income per share, Class A	$0.07	$0.00	$0.07

Weighted average shares outstanding of Class B common stock	4,232,222	-	4,232,222
Basic and diluted net loss per share, Class B	$(0.08)	$(2.94)	$(3.02)

	For the nine months ended September 30, 2020 (unaudited)
	As Reported	Restatement Adjustments	As Restated
OPERATING EXPENSES
General and administrative	$82,067	$-	$82,067
Legal and professional fees	1,056,966	-	1,056,966
Franchise tax	150,000	-	150,000
Support services - related party	164,154	-	164,154

Total expenses	1,453,187	-	1,453,187

OTHER INCOME
Other income	-	-	-
Change in fair value of warrant liability	-	(10,409,494)	(10,409,494)
Interest income on investments held in Trust Account	1,404,182	-	1,404,182

Total other income		(10,409,494)	(9,005,312)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(49,005)	(10,409,494)	(10,458,499)

Income tax expense	263,425	-	263,425

NET LOSS	$(312,430)	$(10,409,494)	$(10,721,924)

Weighted average shares outstanding of Class A common stock	10,566,869	-	10,566,869
Basic and diluted net income per share, Class A	$0.09	$0.00	$0.09

Weighted average shares outstanding of Class B common stock	4,232,222	-	4,232,222
Basic and diluted net loss per share, Class B	$(0.31)	$(2.46)	$(2.77)

	For the three months ended March 31, 2019 (unaudited)
	As Reported	Restatement Adjustments	As Restated
OPERATING EXPENSES
General and administrative	$123,248	$-	$123,248
Legal and professional fees	51,579	-	51,579
Franchise tax	50,000	-	50,000
Support services - related party	52,154	-	52,154

Total expenses	276,981	-	276,981

OTHER INCOME
Other income	-	-	-
Change in fair value of warrant liability	-	2,864,960	2,864,960
Interest income on investments held in Trust Account	1,060,684	-	1,060,684

Total other income	1,060,684	2,864,960	3,925,644

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	783,703	2,864,960	3,648,663

Income tax expense	212,285	-	212,285

NET INCOME	$571,418	$2,864,960	$3,436,378

Weighted average shares outstanding of Class A common stock	16,928,889	-	16,928,889
Basic and diluted net income per share, Class A	$0.05	$(0.00)	$0.05

Weighted average shares outstanding of Class B common stock	4,232,222	-	4,232,222
Basic and diluted net (loss) income per share, Class B	$(0.05)	$0.67	$0.62

	For the three months ended June 30, 2019 (unaudited)
	As Reported	Restatement Adjustments	As Restated
OPERATING EXPENSES
General and administrative	$17,263	$-	$17,263
Legal and professional fees	57,769	-	57,769
Franchise tax	70,000	-	70,000
Support services - related party	59,846	-	59,846

Total expenses	204,878	-	204,878

OTHER INCOME
Other income	-	-	-
Change in fair value of warrant liability	-	(477,493)	(477,493)
Interest income on investments held in Trust Account	1,115,194	-	1,115,194

Total other income	1,115,194	(477,493)	637,701

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	910,316	(477,493)	432,823

Income tax expense	219,492	-	219,492

NET INCOME	$690,824	$(477,493)	$213,331

Weighted average shares outstanding of Class A common stock	16,928,889	-	16,928,889
Basic and diluted net income per share, Class A	$0.05	$(0.00)	$0.05

Weighted average shares outstanding of Class B common stock	4,232,222	-	4,232,222
Basic and diluted net loss per share, Class B	$(0.03)	$(0.11)	$(0.14)

	For the three months ended September 30, 2019 (unaudited)
	As Reported	Restatement Adjustments	As Restated
OPERATING EXPENSES
General and administrative	$24,411	$-	$24,411
Legal and professional fees	30,383	-	30,383
Franchise tax	40,000	-	40,000
Support services - related party	52,154	-	52,154

Total expenses	146,948	-	146,948

OTHER INCOME
Other income	-	-	-
Change in fair value of warrant liability	-	(1,909,973)	(1,909,973)
Interest income on investments held in Trust Account	887,300	-	887,300

Total other income	887,300	(1,909,973)	(1,022,673)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	740,352	(1,909,973)	(1,169,621)

Income tax expense	178,137	-	178,137

NET LOSS	$562,215	$(1,909,973)	$(1,347,758)

Weighted average shares outstanding of Class A common stock	16,928,889	-	16,928,889
Basic and diluted net income per share, Class A	$0.04	$(0.00)	$0.04

Weighted average shares outstanding of Class B common stock	4,232,222	-	4,232,222
Basic and diluted net loss per share, Class B	$(0.03)	$(0.45)	$(0.48)

	For the six months ended June 30, 2019 (unaudited)
	As Reported	Restatement Adjustments	As Restated
OPERATING EXPENSES
General and administrative	$119,619	$-	$119,619
Legal and professional fees	130,239	-	130,239
Franchise tax	120,000	-	120,000
Support services - related party	112,000	-	112,000

Total expenses	481,858	-	481,858

OTHER INCOME
Other income	-	-	-
Change in fair value of warrant liability	-	2,387,467	2,387,467
Interest income on investments held in Trust Account	2,175,878	-	2,175,878

Total other income	2,175,878	2,387,467	4,563,345

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,694,020	2,387,467	4,081,487

Income tax expense	431,778	-	431,778

NET INCOME	$1,262,242	$2,387,467	$3,649,709

Weighted average shares outstanding of Class A common stock	16,928,889	-	16,928,889
Basic and diluted net income per share, Class A	$0.10	$(0.00)	$0.10

Weighted average shares outstanding of Class B common stock	4,232,222	-	4,232,222
Basic and diluted net income per share, Class B	$-	$0.48	$0.48

	For the nine months ended September 30, 2019 (unaudited)
	As Reported	Restatement Adjustments	As Restated
OPERATING EXPENSES
General and administrative	$144,030	$-	$144,030
Legal and professional fees	160,622	-	160,622
Franchise tax	160,000	-	160,000
Support services - related party	164,154	-	164,154

Total expenses	628,806	-	628,806

OTHER INCOME
Other income	-	-	-
Change in fair value of warrant liability	-	477,493	477,493
Interest income on investments held in Trust Account	3,063,178	-	3,063,178

Total other income	3,063,178	477,493	3,540,671

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	2,434,372	477,493	2,911,865

Income tax expense	609,915	-	609,915

NET INCOME	$1,824,457	$477,493	$2,301,950

Weighted average shares outstanding of Class A common stock	16,928,889	-	16,928,889
Basic and diluted net income per share, Class A	$0.14	$(0.00)	$0.14

Weighted average shares outstanding of Class B common stock	4,232,222	-	4,232,222
Basic and diluted net (loss) income per share, Class B	$(0.11)	$0.11	$0.54

The following tables contain the restatement of previously reported unaudited Statements of Cash Flows for the three month period ended March 31, 2020, the six month period ended June 30, 2020, the nine month period ended September 30, 2020, the three month period ended March 31, 2019, the six month period ended June 30, 2019 and the nine month period ended September 30, 2019.

	For the three months ended March 31, 2020 (unaudited)
	As Reported	Restatement Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$915,967	$2,387,467	$3,303,434
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned in Trust Account	(1,352,505)	-	(1,352,505)
Change in fair value of warrant liability	-	(2,387,467)	(2,387,467)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	10,625	-	10,625
Accounts payable	11,009	-	11,009
Income taxes payable	273,542	-	273,542
Franchise taxes payable	(30,000)	-	(30,000)

Net cash flows used in operating activities	(171,362)	-	(171,362)

NET DECREASE IN CASH	(171,362)	-	(171,362)

CASH, BEGINNING OF PERIOD	482,665	-	482,665

CASH, END OF PERIOD	$311,303	-	$311,303

Supplemental disclosure of noncash activities:
Change in value of Class A common stock subject to possible redemption	$915,969	(4,219,403)	$(3,303,434)

	For the six months ended June 30, 2020 (unaudited)
	As Reported	Restatement Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$671,544	$(12,414,827)	$(11,743,283)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned in Trust Account	(1,390,897)	-	(1,390,897)
Change in fair value of warrant liability	-	12,414,827	12,414,827
Changes in operating assets and liabilities:
Prepaid expenses and other assets	21,250	-	21,250
Accounts payable	109,930	-	109,930
Income taxes payable	(300,223)	-	(300,223)
Franchise taxes payable	(60,000)	-	(60,000)

Net cash flows used in operating activities	(948,396)	-	(948,396)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash released from Trust Account for Class A common stock redemptions	142,571,767	-	142,571,767
Investment income released from Trust Account to pay taxes	1,064,887	-	1,064,887

Net cash flows used in financing activities	143,636,654	-	143,636,654

CASH FLOWS FROM FINANCING ACTIVITIES
Cash used for Class A common stock redemption	(142,571,767)	-	(142,571,767)

Net cash flows provided by financing activities	(142,571,767)	-	(142,571,767)

NET INCREASE (DECREASE) IN CASH	116,491	-	116,491

CASH, BEGINNING OF PERIOD	482,665	-	482,665

CASH, END OF PERIOD	$599,156	$-	$599,156

Supplemental disclosure of noncash activities:
Federal income taxes paid from operating account	571,343	-	571,343
Change in value of Class A common stock subject to possible redemption	$(141,900,223)	$18,414,488	$(123,485,735)

	For the nine months ended September 30, 2020 (unaudited)
	As Reported	Restatement Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(312,430)	$(10,409,494)	$(10,721,924)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned in Trust Account	(1,404,182)	-	(1,404,182)
Change in fair value of warrant liability	-	10,409,494	10,409,494
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(37,426)	-	(37,426)
Accounts payable	839,654	-	839,654
Income taxes payable	(572,160)	-	(572,160)
Franchise taxes payable	(50,000)	-	(50,000)

Net cash flows used in operating activities	(1,536,544)	-	(1,536,544)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash released from Trust Account for Class A common stock redemptions	142,571,768	-	142,571,768
Investment income released from Trust Account to pay taxes	1,064,888	-	1,064,888

Net cash flows provided by investing activities	143,636,656	-	143,636,656

CASH FLOWS FROM FINANCING ACTIVITIES
Cash used for Class A common stock redemptions	(142,571,768)	-	(142,571,768)

Net cash flows used in financing activities	(142,571,768)	-	(142,571,768)

NET DECREASE IN CASH	(471,656)	-	(471,656)

CASH, BEGINNING OF PERIOD	482,665	-	482,665

CASH, END OF PERIOD	$11,009	$-	$11,009

Supplemental disclosure of noncash activities:
Federal income taxes paid from operating account	$904,885	$-	$904,885
Change in value of Class A common stock subject to possible redemption	$(142,884,193)	$19,398,458	$(123,485,735)

	For the three months ended March 31, 2019 (unaudited)
	As Reported	Restatement Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$571,418	$2,864,960	$3,436,378
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned in Trust Account	(1,060,684)	-	(1,060,684)
Change in fair value of warrant liability	-	(2,864,960)	(2,864,960)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,423	-	2,423
Accounts payable	85,039	-	85,039
Income taxes payable	212,285	-	212,285
Franchise taxes payable	(150,000)	-	(150,000)

Net cash flows used in operating activities	(339,519)	-	(339,519)

NET DECREASE IN CASH	(339,520)	-	(339,520)

CASH, BEGINNING OF PERIOD	1,192,945	-	1,192,945

CASH, END OF PERIOD	$853,425	-	853,425

Supplemental disclosure of noncash activities:
Change in value of Class A common stock subject to possible redemption	$571,417	2,864,961	3,436,378

	For the six months ended June 30, 2019 (unaudited)
	As Reported	Restatement Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,262,242	$2,387,467	$3,649,709
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned in Trust Account	(2,175,878)	-	(2,175,878)
Change in fair value of warrant liability	-	(2,387,467)	(2,387,467)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	13,048	-	13,048
Accounts payable	(10,592)	-	(10,592)
Income taxes payable	107,250	-	107,250
Franchise taxes payable	(160,000)	-	(160,000)

Net cash flows used in operating activities	(963,930)		(963,930)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash released from Trust Account for Class A common stock redemptions	-	-	-
Investment income released from Trust Account to pay taxes	200,200	-	200,200

Net cash flows used in financing activities	200,200	-	200,200

CASH FLOWS FROM FINANCING ACTIVITIES
Cash used for Class A common stock redemption	-	-	-

Net cash flows provided by financing activities	-	-	-

NET INCREASE (DECREASE) IN CASH	(763,730)	-	(763,730)

CASH, BEGINNING OF PERIOD	1,192,945	-	1,192,945

CASH, END OF PERIOD	$429,215	$-	$429,215

Supplemental disclosure of noncash activities:
Federal income taxes paid from operating account	$324,528	$-	$324,528
Change in value of Class A common stock subject to possible redemption	$1,262,237	$2,387,472	$3,649,709

	For the nine months ended September 30, 2019 (unaudited)
	As Reported	Restatement Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,824,457	$477,493	$2,301,950
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned in Trust Account	(3,063,178)	-	(3,063,178)
Change in fair value of warrant liability	-	(477,493)	(477,493)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	23,673	-	23,673
Accounts payable	(22,390)	-	(22,390)
Income taxes payable	231,299	-	231,299
Franchise taxes payable	(160,000)	-	(160,000)
		-
Net cash flows used in operating activities	(1,166,139)	-	(1,166,139)
		-
CASH FLOWS FROM INVESTING ACTIVITIES		-
Cash released from Trust Account for Class A common stock redemptions	-	-	-
Investment income released from Trust Account to pay taxes	658,815	-	658,815
		-
Net cash flows provided by investing activities	658,815	-	658,815
		-
CASH FLOWS FROM FINANCING ACTIVITIES		-
Cash used for Class A common stock redemptions	-	-	-
		-
Net cash flows used in financing activities	-	-	-
		-
NET DECREASE IN CASH	(507,324)	-	(507,324)
		-
CASH, BEGINNING OF PERIOD	1,192,945	-	1,192,945
		-
CASH, END OF PERIOD	$685,621	$-	$685,621
		-
Supplemental disclosure of noncash activities:		-
Federal income taxes paid from operating account	$378,616	$-	$378,616
Change in value of Class A common stock subject to possible redemption	$1,824,454	$477,496	$2,301,950

Note 10 — Subsequent Events

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

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were available to be issued on July 12, 2021. Other than the restatements above in Note 9, the Company determined that there have been no other events that have occurred that would require adjustments to the disclosures of the consolidated financial statements.

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

July 13, 2021	BM Technologies, Inc.

	By:	/s/ Luvleen Sidhu
	Name:	Luvleen Sidhu
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Luvleen Sidhu	Chief Executive Officer and Director	July 13, 2021
Luvleen Sidhu	(principal executive officer)

/s/ Robert Ramsey	Chief Financial Officer	July 13, 2021
Robert Ramsey	(principal financial officer)

/s/ Stephen Baranowski	Chief Accounting Officer	July 13, 2021
Stephen Baranowski	(principal accounting officer)

/s/ Pankaj Dinodia	Director	July 13, 2021
Pankaj Dinodia

/s/ A.J. Dunklau	Director	July 13, 2021
A.J. Dunklau

/s/ Brent Hurley	Director	July 13, 2021
Brent Hurley

/s/ Marcy Schwab	Director	July 13, 2021
Marcy Schwab

/s/ Mike Gill	Director	July 13, 2021
Mike Gill

/s/ Aaron Hodari	Director	July 13, 2021
Aaron Hodari