Form 10-Q
period 2021-06-30
BM Technologies, Inc.
filed 2021-08-16
CIK 1725872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
(877) 327-9515
Registrant's telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BMTX	NYSE American LLC
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	BMTX-WT	NYSE American LLC
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

The registrant had issued and outstanding 12,200,378 shares of common stock, par value $0.0001 per share, as of August 16, 2021.

Part I - Financial Information
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
BM TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS — UNAUDITED
(amounts in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	19,589	2,989
Accounts receivable, net	8,257	7,384
Prepaid expenses and other current assets	1,786	2,348
Total current assets	29,632	12,721
Premises and equipment, net	349	401
Developed software, net	34,155	39,657
Goodwill	5,259	5,259
Other intangibles, net	4,910	5,070
Other assets	740	853
Total assets	$75,045	$63,961
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$13,617	$7,346
Taxes payable	1,317	—
Payable to partner bank	7,117	5,105
Borrowings from partner bank	—	21,000
Current portion of operating lease liabilities	719	701
Deferred revenue, current	4,763	2,588
Total current liabilities	27,533	36,740
Non-current liabilities:
Operating lease liabilities	55	430
Deferred revenue, non-current	1,512	2,101
Liability for private warrants	18,893	—
Total liabilities	$47,993	$39,271
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock: Par value $0.0001 per share; 10,000,000 authorized, none issued or outstanding.
Common stock: Par value $0.0001 per share; 1 billion shares authorized; 12,200,378 shares issued and outstanding at June 30, 2021; 6,123,432 shares issued and outstanding at December 31, 2020.	1	1
Additional paid in capital	49,326	64,017
Accumulated deficit	(22,275)	(39,328)
Total shareholders’ equity	$27,052	$24,690
Total liabilities and shareholders’ equity	$75,045	$63,961
See accompanying notes to the unaudited consolidated financial statements.

BM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating revenues:
Interchange and card revenue	$7,186	$6,069	$15,537	$12,676
Servicing fees from partner bank	10,579	5,024	19,951	9,789
Account fees	2,641	2,819	5,327	5,728
University fees	1,331	1,395	2,655	2,680
Other revenue	1,156	124	3,806	316
Total operating revenues	22,893	15,431	47,276	31,189
Operating expenses:
Technology, communication, and processing	8,924	7,870	17,576	13,948
Salaries and employee benefits	7,170	6,640	12,593	14,105
Professional services	2,126	1,170	3,863	5,128
Provision for operating losses	1,401	1,024	2,730	1,907
Occupancy	284	386	636	805
Customer related supplies	186	472	661	523
Advertising and promotion	125	210	316	427
Merger and acquisition related expenses	—	25	—	75
Other	466	1,347	923	2,117
Total operating expenses	20,682	19,144	39,298	39,035
Income (loss) from operations	2,211	(3,713)	7,978	(7,846)
Non-operating income and expense:
(Loss) gain on fair value of private warrant liability	(3,056)	—	11,947	—
Interest expense	(42)	(399)	(96)	(793)
(Loss) income before income tax expense	(887)	(4,112)	19,829	(8,639)
Income tax expense	949	7	2,776	14
Net (loss) income	$(1,836)	$(4,119)	$17,053	$(8,653)

Basic shares outstanding	11,900	6,123	11,900	6,123
Diluted shares outstanding	11,900	6,123	13,314	6,123

Basic (loss) earnings per common share	$(0.15)	$(0.67)	$1.43	$(1.41)
Diluted (loss) earnings per common share	$(0.15)	$(0.67)	$0.38	$(1.41)
See accompanying notes to the unaudited consolidated financial statements.

BM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
For the Three and Six Months Ended June 30, 2021 and 2020
(amounts in thousands, except share data)

	Common Stock
	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2020 (a)	6,123,432	$1	$64,017	$(39,328)	$24,690
Net income	—	—	—	18,889	18,889
Valuation of private warrants	—	—	(30,839)	—	(30,839)
Recapitalization transaction	6,076,946	—	16,148	—	16,148
Balance, March 31, 2021	12,200,378	$1	$49,326	$(20,439)	$28,888
Net loss	—	—	—	(1,836)	(1,836)
Balance, June 30, 2021	12,200,378	$1	$49,326	$(22,275)	$27,052

	Common Stock
	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2019 (a)	6,123,432	$1	$62,164	$(27,535)	$34,630
Net loss	—	—	—	(4,534)	(4,534)
Capital contribution from Customers Bank	—	—	864	—	864
Balance, March 31, 2020	6,123,432	$1	$63,028	$(32,069)	$30,960
Net loss	—	—	—	(4,119)	(4,119)
Capital contribution from Customers Bank	—	—	401	—	401
Balance, June 30, 2020	6,123,432	$1	$63,429	$(36,188)	$27,242
(a) Retroactively restated in connection with the merger.

See accompanying notes to the unaudited consolidated financial statements.

BM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$17,053	$(8,653)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of premises and equipment	103	186
Amortization of developed software	5,645	5,494
Amortization of other intangible assets	160	504
Amortization of leased assets	368	549
Share-based compensation expense	13	277
Gain on fair value of private warrant liability	(11,947)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(873)	4,221
Decrease in prepaid expenses & other current assets	562	7,939
Decrease in receivable from partner bank	—	849
(Increase) in other assets	(354)	(229)
Increase in accounts payable and accrued liabilities	5,618	1,983
Increase in taxes payable	1,317	—
(Decrease) in operating lease liabilities	(357)	(510)
Increase (decrease) in deferred revenue	1,586	(808)
Increase in payable to partner bank	2,012	779
(Decrease) in other liabilities	—	(2,884)
Net Cash Provided by Operating Activities	20,906	9,697
Cash Flows from Investing Activities:
Purchases and development of software	(143)	(2,024)
Purchases of premises and equipment	(51)	(49)
Net Cash Used in Investing Activities	(194)	(2,073)
Cash Flows from Financing Activities:
Repayment of borrowings from partner bank	(21,000)	—
Cash from recapitalization transaction, net	16,888	—
Capital contribution from partner bank	—	988
Net Cash (Used in) Provided by Financing Activities	(4,112)	988
Net Increase in Cash and Cash Equivalents	16,600	8,612
Cash and Cash Equivalents – Beginning	2,989	8,586
Cash and Cash Equivalents – Ending	$19,589	$17,198

Supplementary Cash Flow Information:
Income taxes paid, net of refunds	$1,424	$426
Interest paid	$178	$—
Noncash Operating, Investing and Financing Activities:
Share-based compensation expense recorded as capital contribution from partner bank	$—	$277
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

BMT is not a bank, does not hold a bank charter, and it does not provide banking services, and as a result we are not subject to direct banking regulation, except as a service provider to our partner bank. We are also subject to the regulations of the Department of Education, due to our student Disbursements business, and are periodically examined by them. Our contracts with most of our higher education institutional clients require us to comply with numerous laws and regulations, including, where applicable, regulations promulgated by the Department of Education (“ED”) regarding the handling of student financial aid funds received by institutions on behalf of their students under Title IV; FERPA; the Electronic Fund Transfer Act and Regulation E; the USA PATRIOT Act and related anti-money laundering requirements; and certain federal rules regarding safeguarding personal information, including rules implementing the privacy provisions of GLBA. Other products and services offered by us may also be subject to other federal and state laws and regulations.
Seasonality

BMT’s higher education serviced deposits fluctuate throughout the year due primarily to the relationship between the deposits level and the typical cycles of student enrollment in higher education institutions. Serviced deposit balances typically experience seasonal lows in December and July when student enrollment is lower and experience seasonal highs in September and January when student enrollment is high and individual account balances are generally at their peak. Debit spend follows a similar seasonal trend, but may slightly lag increases in balances.

Impact of COVID-19 & CARES Act

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. The spread of COVID-19 created a global public health crisis that resulted in unprecedented uncertainty, economic volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that BMT serves. With the initial outbreak of COVID-19 in 2020, the Company experienced an initial decline in revenues as compared to the pre-COVID-19 period.

On March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security (CARES) Act” was signed into law and contained substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic and stimulate the economy, including one-time cash payments to taxpayers, increased unemployment benefits, and to support higher education through the Higher Education Emergency Relief Fund (HEERF). This stimulus resulted in increased serviced deposit balances, debit card spend, and revenues, a trend that has continued through the second quarter of 2021; however, we are unable to determine the ultimate impact that the CARES Act, and/or COVID-19 pandemic will have on our future financial condition, results of operations, or liquidity; we will continue to monitor the impact closely.

Merger with Megalith Financial Acquisition Corporation

On January 4, 2021, BankMobile Technologies, Inc. (“BankMobile”), Megalith Financial Acquisition Corp. (“Megalith”), and MFAC Merger Sub Inc., consummated the transaction contemplated by the merger agreement entered into on August 6, 2020. In connection with the closing of the merger, Megalith changed its name to BM Technologies, Inc. Effective January 6, 2021, Megalith’s units ceased trading, and the Company’s common stock and warrants began trading on the NYSE American under the symbols “BMTX” and “BMTX-WT,” respectively.

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

BankMobile was determined to be the accounting acquirer based on the following predominant factors:

•Customers Bank stockholders had the largest portion of voting rights in the post-combination company;

•The board of directors and senior management of the post-combination company are primarily composed of individuals associated with BankMobile;

•BankMobile was the larger entity based on historical operating activity, assets, revenues and employees at the time of the closing of the merger;
•The ongoing operating activities of the post-combination company comprise those of BankMobile.
The following table provides a summary of the significant sources and uses of cash related to the closing of the merger transaction:

(amounts in thousands)
Cash at Megalith	$27,669
Cash from PIPE (private investment in public entity) investors	20,003
Total sources of cash	47,672
Cash paid to underwriters and other transaction costs	(3,987)
Cash paid to Customers Bank as consideration	(23,125)
Cash from recapitalization transaction (A)	20,560
Cash used to pay down BMT debt	(8,834)
Cash received by BMT and used to pay down debt	(6,738)
Total cash used to pay down outstanding debt (B)	(15,572)
Net cash received by BMT from the reverse recapitalization transaction - as of March 31, 2021 (=A+B)	4,988
90 day merger true-up, cash paid by BMT in May 2021	(3,672)
Final cash amount received by BMT from the reverse recapitalization transaction - June 30, 2021	$1,316

The following table provides a reconciliation of the common shares related to the merger:

Shares held by legacy BankMobile shareholders - December 31, 2020	6,123,432
Shares related to the recapitalization transaction - January 4, 2021	6,076,946
Total shares issued and outstanding, June 30, 2021	12,200,378

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

Significant Accounting Policies

These interim unaudited financial statements should be read in conjunction with the 2020 audited financial statements of BMT, which describe BMT’s significant accounting policies. There have been no material changes to BMT’s significant accounting policies during the six months ended June 30, 2021. Certain information and footnote disclosures normally included in the annual financial statements have been omitted from these interim unaudited financial statements as permitted by U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company has elected not to use the extended transition period under the JOBS Act.

The Company has both Private and Public Warrants outstanding which are being treated differently for accounting purposes. Note 9 - Shareholders’ Equity and Private Warrant Liability provides additional information.
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

Accounting Pronouncements Issued But Not Yet Adopted

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by BM Technologies as of the required effective dates. The following paragraphs related to new pronouncements should be read in conjunction with "Significant Accounting Policies" of the Notes to the Audited Financial Statements included in our 2020 Form 10-K. Unless otherwise discussed, management believes the impact of any recently issued standards, including those issued but not yet effective, will not have a material impact on its financial statements taken as a whole.

ASU 2020-04 - Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides optional expedients and exceptions for applying US GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. This ASU is effective as of March 12, 2020 through December 31, 2022. Per the guidance, we are currently evaluating the impact of the transition from LIBOR to alternative reference rates on our financial statements, the transition and disclosure requirements of this guidance but do not expect a significant impact on our financial statements.

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
NOTE 3 — ACCOUNTS RECEIVABLE
Accounts receivable primarily relate to MasterCard incentive income, uncollected university subscription and disbursement services fees, and reimbursements to be received from a white label partner, and are recorded at face amounts less an allowance for doubtful accounts. Management evaluates accounts receivable and establishes the allowance for doubtful accounts based on historical experience, analysis of past due accounts and other current available information. Accounts receivable deemed to be uncollectible are individually identified and are charged-off against the allowance for doubtful accounts. Charge-offs of uncollectible accounts have historically been immaterial. The allowance for doubtful accounts was zero at December 31, 2020 and $0.1 million at June 30, 2021.
NOTE 4 — PREMISES AND EQUIPMENT AND DEVELOPED SOFTWARE

Premises and Equipment

The components of premises and equipment were as follows:

(amounts in thousands)	Expected Useful Life	June 30, 2021	December 31, 2020
Leasehold improvements	5 years	$28	$28
Furniture, fixtures and equipment	10 years	243	243
IT equipment	3 to 5 years	1,726	1,675
		1,997	1,946
Accumulated depreciation		(1,648)	(1,545)
Total		$349	$401
Depreciation is recorded in “Occupancy” on the unaudited consolidated statements of income (loss). BMT recorded depreciation expense of less than $0.1 million and $0.1 million for the three and six months ended June 30, 2021 respectively. For the three and six months ended June 30, 2020, BMT recorded depreciation expense of $0.1 million and $0.2 million, respectively.

Developed Software
The components of developed software were as follows:

(amounts in thousands)	Expected Useful Life	June 30, 2021	December 31, 2020
Higher One Disbursement business developed software	10 years	$27,400	$27,400
Internally developed software	3 to 5 years	40,104	40,104
Work-in-process		1,763	1,620
		69,267	69,124
Accumulated amortization		(35,112)	(29,467)
Total		$34,155	$39,657
Amortization expense is reported in Technology, communication and processing on the unaudited consolidated statement of income (loss). BMT recorded amortization expense of $2.8 million and $5.6 million for the three and six months ended

June 30, 2021, respectively. For the three and six months ended June 30, 2020, BMT recorded amortization expense of $2.7 million and $5.5 million, respectively.
NOTE 5 — GOODWILL AND INTANGIBLES
Goodwill represents the excess of the purchase price over the identifiable net assets of businesses acquired through business combinations accounted for under the acquisition method. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. We currently have one intangible asset which is being amortized on a straight-line basis over twenty years.
Goodwill and other intangible assets are reviewed for impairment annually as of October 31 and between annual tests when events and circumstances indicate that impairment may have occurred. The goodwill impairment charge represents the amount by which the reporting unit’s carrying amount exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company had $5.3 million of goodwill as of June 30, 2021 and December 31, 2020.

The components of other intangibles as of June 30, 2021 and December 31, 2020 were as follows:

(amounts in thousands)	Expected Useful Life	June 30, 2021	December 31, 2020
Customer relationships – universities	20 years	$6,402	$6,402
Accumulated amortization		(1,492)	(1,332)
Total		$4,910	$5,070
Intangibles amortization expense is reported in Other expenses on the unaudited consolidated statement of income (loss). BMT recorded amortization expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively. For the three and six months ended June 30, 2020, BMT recorded amortization expense of $0.2 million and $0.5 million, respectively.
The university customer relationships will be amortized in future periods as follows:

Remainder of 2021	$160
2022	320
2023	320
2024	320
2025	320
After 2025	3,470
Total	$4,910
NOTE 6 — LEASES
At June 30, 2021, BMT leased two offices under operating leases. The leases consist of 5-year lease terms with options to renew the leases or extend the term annually or with mutual agreement. Leases include variable lease payments that are based on an index or rate, such as an annual increase in operating expenses over the initial lease year’s expenses. Variable lease payments are not included in the liability or right-of-use (“ROU”) asset and are recognized in the period in which the obligations for those payments are incurred. BMT’s operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. As BMT’s operating leases do not provide an implicit rate, BMT utilized the incremental borrowing rate of our former parent when determining the present value of lease payments.

The following table summarizes operating lease ROU assets and operating lease liabilities and their corresponding balance sheet classification:

(amounts in thousands)	Classification	June 30, 2021	December 31, 2020
Assets:
Operating lease ROU assets	Other assets	$751	$1,218
Liabilities:
Operating lease liabilities	Operating lease liabilities	$774	$1,131
The following table summarizes operating lease cost and its corresponding income statement location for the periods presented:

		Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	Classification	2021	2020	2021	2020
Operating lease cost	Occupancy	$242	$275	$517	$551
The maturities of non-cancelable operating lease liabilities were as follows at June 30, 2021:

(amounts in thousands)	June 30, 2021
2021	$362
2022	419
Total minimum payments	781
Less: interest	(7)
Present value of lease liabilities	$774
The following table summarizes the weighted average remaining lease term and discount rate for BMT’s operating leases at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Weighted average remaining lease term (years)
Operating leases	1.1 years	1.6 years
Weighted average discount rate
Operating leases	1.0%	1.4%
NOTE 7 — DEBT
Borrowings from partner bank
BMT has a $10.0 million line of credit with its partner bank. The amount that may be borrowed is subject to a borrowing base limit that is based on a percentage of BMT’s accounts receivable balance. The borrowing base limit was $3.8 million as of June 30, 2021. The $10.0 million line of credit carries an interest rate equal to one-month LIBOR plus 375 bps and matures on January 4, 2022. LIBOR means the One Month London Inter-Bank Offered Rate as published in the Money Section of the Wall Street Journal on the last U.S. business day of the month, but in no event shall LIBOR be less than 50 basis points. Interest is paid monthly in arrears with the principal due in its entirety at the maturity date on January 4, 2022. Borrowed funds may be repaid at any time without penalty. There was zero balance outstanding under the line of credit as of June 30, 2021. As of December 31, 2020, there was $21.0 million outstanding under a previous $50.0 million line of credit from the Company’s former parent, which has since been terminated.
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

Common Stock
The Company is authorized to issue 1,000,000,000 shares of common stock, par value $0.0001 per share. At June 30, 2021, there were 12,200,378 shares of common stock issued and outstanding, which includes the 300,000 performance shares discussed below. At December 31, 2020 there were 6,123,432 shares of common stock issued and outstanding as retroactively restated in conjunction with the merger. Each holder of common stock is entitled to one vote for each share of common stock held of record by such holder on all matters on which stockholders generally are entitled to vote. The holders of common stock do not have cumulative voting rights in the election of directors. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all stockholders present in person or represented by proxy, voting together as a single class.

Performance Shares

The Company has 300,000 common shares, par value $0.0001 per share, issued and outstanding that contain a restrictive legend, subject to release only if the vesting criteria occurs before the seventh anniversary of the closing date of the merger. If the vesting criteria has not occurred prior to the seventh anniversary of the closing date of the merger, the shares will be forfeited and cancelled. The vesting criteria means either (1) the volume weighted average price of the Company’s common stock on the principal exchange on which such securities are then listed or quoted shall have been at or above $15.00 for twenty (20) trading days (which need not be consecutive) over a thirty (30) trading day period; or (ii) the Company sells shares of its capital stock in a secondary offering for at least $15.00 per share, in each case subject to equitable adjustment for share splits, share dividends, reorganizations, combinations, recapitalizations and similar transactions affecting the shares of the Company’s common stock after the merger, and possible reduction for certain dividends granted to the Company’s common stock, or (2) the Company undergoes certain change in control or sales transactions.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Warrants

At June 30, 2021, there were 23,874,667 warrants to purchase our common stock outstanding, consisting of 16,928,889 public warrants and 6,945,778 private warrants. Each whole warrant entitles the registered holder to purchase one whole share of common stock at a price of $11.50 per share. The warrants will expire five years after the completion of the merger (January 4, 2026) or earlier upon redemption or liquidation and the Company has redemption rights if our common stock trades above $24.00 for 20 out of 30 days. The private warrants are identical to the public warrants except that the private warrants are non-redeemable and exercisable on a cashless basis so long as they are held by the sponsor and certain others. As of June 30, 2021, none of the Company’s outstanding Private or Public Warrants have been exercised.

The Private Warrants and the Public Warrants are treated differently for accounting purposes, as follows:

Private Warrants

In accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity, the Private Warrants are accounted for as liabilities and will be marked-to-market each reporting period with the change recognized in earnings. In general, under the mark-to-market accounting model, as our stock price increases, the warrant liability increases, and we recognize additional expense in our income statement – with the opposite when our stock price declines. Accordingly, the periodic revaluation of the

Private Warrants could result in significant volatility in our reported earnings. For the three months ended June 30, 2021, we recognized $3.1 million of loss in our income statement due to the revaluation, and for the six months ended June 30, 2021, we recognized a gain of $11.9 million. The amounts recognized are a mark-to-market accounting determination and are noncash. Additional information regarding the Private Warrants and their impact on our financial statements is provided below:

Opening Balance Sheet Impact: As of the date of our merger on January 4, 2021, the $30.8 million fair value of the private warrants was recorded as a warrant liability on our balance sheet in Liability for Private Warrants with a corresponding offset to Additional paid-in-capital within equity. The fair value of the Private Warrants was estimated using a modified version of the Black-Scholes option pricing formula. We assumed a term for the Private Warrants equal to the contractual term from the merger date and then discounted the resulting value to the valuation date. Among the key inputs and assumptions we used in the pricing formula at the time of our merger were: a term of 5 years; volatility of 20%; a dividend yield of zero; an underlying stock price of $14.76; a risk free interest rate of 0.38%; and a closing price of the Public Warrants of $2.50 per share.

Income Statement Impact: Subsequent to the close of the merger, any change in the fair value of the Private Warrants is recognized in our income statement below operating profit as “(Loss) gain on fair value of private warrant liability” with a corresponding amount recognized in the liability account on our balance sheet. The Private Warrant liability is presented in the account Liability for Private Warrants in the long-term liabilities section of our balance sheet. During the three and six months ended June 30, 2021, we recorded a loss of $3.1 million and net gain of $11.9 million, respectively, on the revaluation of the Private Warrants.

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

Public Warrants

In accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity, for accounting purposes the Public Warrants are treated as equity instruments. Accordingly, the Public Warrants are not marked-to-market each reporting period, thus there is no impact to quarterly earnings. Any future exercises of the Public Warrants will be recorded as cash received and recorded in cash and cash equivalents, with a corresponding offset to Additional paid-in-capital in equity.

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

Equity Incentive Plan
Our 2020 Equity Incentive Plan (the “Equity Incentive Plan”) provides for the grant of incentive stock options, or ISOs, nonstatutory stock options, or NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards, all of which may be granted to employees, including officers, non-employee directors and consultants of us and its affiliates. Additionally, the Equity Incentive Plan provides for the grant of performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants. Initially, the aggregate number of shares of Common Stock that may be issued pursuant to stock awards under the Equity Incentive Plan will not exceed 10% of the issued and outstanding shares of our common stock. Grants made under the Equity Incentive Plan for the three and six month periods ended June 30, 2021 and the year ended December 31, 2020 were immaterial.
NOTE 10 — REVENUES

Revenues

The table below presents the Company’s revenues disaggregated by nature of the revenue stream and the pattern or timing of revenue recognition for the periods indicated. The Company has one reportable segment and all revenues are earned in the U.S.

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2021	2020	2021	2020
Revenues from contracts with customers:
Revenue recognized at point in time:
Interchange and card revenue	$7,186	$6,069	$15,537	$12,676
Servicing fees from partner bank	10,579	5,024	19,951	9,789
Account fees	2,641	2,819	5,327	5,728
University fees - disbursement activity	268	390	539	685
Other	1,156	124	3,806	316
Total revenue recognized at point in time	21,830	14,426	45,160	29,194

Revenue recognized over time:
University fees - subscriptions	1,063	1,005	2,116	1,995
Total revenue recognized over time	1,063	1,005	2,116	1,995

Total revenue recognized from contracts with customers	$22,893	$15,431	$47,276	$31,189

Deferred revenues

Deferred revenue consists of amounts received from clients prior to the performance of services. Deferred revenue is recognized over the service period on a straight-line basis or when the contractual performance obligation has been satisfied. The Company classifies deferred revenue on the balance sheet in Deferred revenue, current and Deferred revenue, non-current.

The deferred revenue balances were as follows:

	June 30,
(amounts in thousands)	2021	2020
Deferred revenue, beginning of period	$4,689	$1,938
Deferred revenue, end of period	$6,275	$1,130

During the six months ended June 30, 2021 and 2020, the Company recognized revenue of approximately $2.5 million and $2.3 million, respectively, in the period from amounts included in deferred revenue at the beginning of the period.

Unbilled receivables

The Company had $1.1 million of unbilled receivables as of June 30, 2021, and zero as of December 31, 2020. Unbilled receivables are reported in Accounts receivable on the Consolidated Balance Sheets.
NOTE 11 — INCOME TAXES

The Company records tax expense during interim periods using an estimated annual effective tax rate approach. The Company’s effective tax rate was 14.0% for the six months ended June 30, 2021. The effective tax rate differs from the Company’s marginal tax rate of 27.0% due to the non-taxable fair value adjustments related to the non-compensatory private warrant liability being recorded through earnings, as well as tax expense related to the estimated annual increase of the valuation allowance established against deferred tax assets.

Deferred tax assets as of June 30, 2021 was $26.4 million and consisted mainly of Section 197 intangibles. These Section 197 intangibles resulted from a step up in tax basis of the assets acquired from BankMobile Technologies, Inc., which for GAAP purposes were not recorded at fair value. The Company has no net operating loss or other carryforward deferred tax assets. A valuation allowance is recognized when it is more likely than not that all or a portion of the deferred tax asset will be realized based on the weight of the available positive and negative evidence. Management determined the verifiable negative evidence from the cumulative losses of the trade or business of BankMobile Technologies, Inc. outweighed any available positive evidence as of June 30, 2021, but will continue to evaluate this determination each quarterly period going forward.
NOTE 12 — EARNINGS (LOSS) PER SHARE
The following are the components and results of operations and earnings (loss) per common share calculations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands, except per share data)	2021	2020	2021	2020
Net (loss) income available to common shareholders - used in calculating basic EPS	$(1,836)	$(4,119)	$17,053	$(8,653)
Adjustment for private warrant liability (1)	—	—	(11,947)	—
Net (loss) income - used in calculating diluted EPS	$(1,836)	$(4,119)	$5,106	$(8,653)

Weighted-average common shares outstanding – basic	11,900	6,123	11,900	6,123
Weighted-average common shares outstanding – diluted	11,900	6,123	13,314	6,123

Basic (loss) income per common share	$(0.15)	$(0.67)	$1.43	$(1.41)
Diluted (loss) income per common share	$(0.15)	$(0.67)	$0.38	$(1.41)
(1) Diluted earnings per share for the six months ended June 30, 2021, is calculated based on adjusted net income of $5.1 million due to the elimination of the revaluation gain on the private warrant liability; for the three months ended June 30, 2021 the loss on the revaluation of the private warrant liability is not eliminated in the calculation of diluted earnings per share as the warrants are considered anti-dilutive.

Certain outstanding securities have been excluded from the computation of diluted weighted average shares outstanding for the periods noted below as their effect would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Private warrants outstanding	6,945,778	—	6,945,778	—
Public warrants outstanding	16,928,889	—	—	—
Performance based shares outstanding	300,000	—	300,000	—
Total	24,174,667	—	7,245,778	—
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
The following methods and assumptions were used to estimate the fair values of BMT’s financial instruments as of June 30, 2021 and December 31, 2020:
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
Borrowings from partner bank:
BMT has a $10.0 million line of credit with our partner bank, with zero outstanding as of June 30, 2021. The carrying amount of the borrowings from our partner bank approximates its fair value due to its floating interest rate and short-term nature. The liability is classified as a Level 2 fair value based upon the lowest level of input that is significant to the fair value measurement. As of December 31, 2020, there was $21.0 million outstanding under a previous $50.0 million line of credit from the Company’s former parent, which has since been terminated.

Liability for Private Warrants:

The fair value of the Private Warrants was estimated using a modified version of the Black-Scholes option pricing formula for European calls. We assumed a term for the Private Warrants equal to the contractual term from the merger date and then discounted the resulting value to the valuation date. Among the key inputs and assumptions we used in the pricing formula at June 30, 2021 were the following: a term of 5 years; volatility of 20%; a dividend yield of zero; an underlying stock price of $12.44; a risk free interest rate of 0.77%; and a closing price of the Public Warrants of $2.57 per share. The warrant liability is classified as a Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement.
The estimated fair values of BMT’s financial instruments at June 30, 2021 and December 31, 2020 were as follows:

			Fair Value Measurements at June 30, 2021
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$19,589	$19,589	$19,589	$—	$—
Liabilities:
Liability for private warrants (a)	$18,893	$18,893	$—	$—	$18,893
(a) The initial fair value of the warrants was $30.8 million on January 4, 2021, the merger date. The $11.9 million change in fair value during the six months ended June 30, 2021 was reported in (Loss) gain on fair value of private warrant liability on the statements of income (loss).

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

Payable to partner bank

At the end of each month, BMT and its partner bank typically have a cash settlement payment related to on-going operating activities between the entities. At June 30, 2021, BMT had $7.1 million payable to its partner bank, primarily consisting of prepaid fees and for certain services received, compared to $5.1 million at December 31, 2020.
Bank Borrowings

BMT has a $10.0 million line of credit with our partner bank, with zero outstanding at June 30, 2021. We had $21.0 million of debt outstanding at December 31, 2020 under the prior credit arrangement.
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

BMT’s higher education serviced deposits fluctuate throughout the year due primarily to the relationship between the deposits level and the typical cycles of student enrollment in higher education institutions. Serviced deposit balances typically experience seasonal lows in December and July when student enrollment is lower and experience seasonal highs in September and January when student enrollment is high and individual account balances are generally at their peak. Debit spend follows a similar seasonal trend, but may slightly lag increases in balances.
Merger with Megalith Financial Acquisition Corporation

On January 4, 2021, BankMobile Technologies, Inc. (“BankMobile”), Megalith Financial Acquisition Corp. (“Megalith”), and MFAC Merger Sub Inc., consummated the transaction contemplated by the merger agreement entered into on August 6, 2020. In connection with the closing of the merger, Megalith Financial Acquisition Corp. changed its name to BM Technologies, Inc. (the “Company”). Effective January 6, 2021, the Company’s units ceased trading, and the Company’s common stock and warrants began trading on the NYSE American under the symbols “BMTX” and “BMTX-WT,” respectively.

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

The Company has both Private and Public Warrants outstanding which are being treated differently for accounting purposes. Note 9 - Shareholders’ Equity and Private Warrant Liability in the Notes to the Unaudited Financial Statements herein provides additional information.

NEW ACCOUNTING PRONOUNCEMENTS
The FASB has issued accounting standards that have not yet become effective and that may impact BMT’s consolidated financial statements or its disclosures in future periods. Note 2 — Basis of Presentation and Significant Accounting Policies in the Notes to Unaudited Financial Statements provides information regarding those accounting standards.
RESULTS OF OPERATIONS
The following discussion of our results of operations should be read in conjunction with our unaudited consolidated financial statements, including the accompanying notes.
The following summarized tables set forth our operating results for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Change	% Change
(dollars in thousands, except per share data)	2021	2020
Operating revenues	$22,893	$15,431	$7,462	48%
Operating expenses	20,682	19,144	1,538	8%
Income (loss) from operations	2,211	(3,713)	5,924	NM
Loss on fair value of private warrant liability	(3,056)	—	(3,056)	NM
Interest expense	(42)	(399)	357	(89)%
Loss before income tax expense	(887)	(4,112)	3,225	78%
Income tax expense	949	7	942	NM
Net loss	$(1,836)	$(4,119)	$2,283	55%

Basic (loss) per share	$(0.15)	$(0.67)	$0.52	78%
Diluted (loss) per share	$(0.15)	$(0.67)	$0.52	78%
NM refers to changes greater than 150%.
We had substantially higher operating profitability in the three months ended June 30, 2021 compared to the three months ended June 30, 2020, which was primarily driven by additional revenues, which increased 48%, while operating expenses increased 8%. Diluted loss per share was $(0.15) in the three months ended June 30, 2021 compared to a loss of $(0.67) per share in the same period in 2020.

	Six Months Ended June 30,		Change	% Change
(dollars in thousands except per share data)	2021	2020
Operating revenues	$47,276	$31,189	$16,087	52%
Operating expenses	39,298	39,035	263	1%
Income (loss) from operations	7,978	(7,846)	15,824	NM
Gain on fair value of private warrant liability	11,947	—	11,947	100%
Interest expense	(96)	(793)	697	(88)%
Income (loss) before income tax expense	19,829	(8,639)	28,468	NM
Income tax expense	2,776	14	2,762	NM
Net income (loss)	$17,053	$(8,653)	$25,706	NM

Basic earnings (loss) per share	$1.43	$(1.41)	$2.84	NM
Diluted earnings (loss) per share	$0.38	$(1.41)	$1.79	NM
NM refers to changes greater than 150%.
For the six months ended June 30, 2021, we had substantially higher operating profitability consistent with the second quarter of 2021. The increase was almost entirely due to additional revenues, while operating expenses were up slightly. Reflecting the improved operating profitability, as well as the recognition of the noncash gain on the revaluation of the fair value of the private warrants, net income was substantially higher in the first half of 2021. Diluted earnings per share was $0.38 per share in the six months ended June 30, 2021 compared to a loss of $(1.41) per share in the same period in 2020.
Our quarterly operating revenues and expenses are discussed further below.
Income Tax Expense
The Company records tax expense during interim periods using an estimated annual effective tax rate approach. The Company’s effective tax rate was 14.0% for the six months ended June 30, 2021. The effective tax rate differs from the Company’s marginal tax rate of 27% due to the non-taxable fair value adjustments related to the non-compensatory private warrant liability being recorded through earnings as well as tax expense related to the estimated annual increase of the valuation allowance established against deferred tax assets.
Operating Revenues

	For the Three Months Ended June 30,
(dollars in thousands)	2021	2020	Change	% Change
Revenues:
Interchange and card revenue	$7,186	$6,069	$1,117	18%
Servicing fees from partner bank	10,579	5,024	5,555	111%
Account fees	2,641	2,819	(178)	(6)%
University fees	1,331	1,395	(64)	(5)%
Other revenue	1,156	124	1,032	NM
Total operating revenues	$22,893	$15,431	$7,462	48%
Total revenues increased $7.5 million, or 48%, in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The higher revenue was due to a $5.6 million increase in Servicing fees from our partner bank, a $1.1 million increase in Interchange and card revenue, and a $1.0 million increase in Other revenue. Account fees decreased by $0.2 million and University fees decreased slightly. The $5.6 million, or 111%, increase in Servicing fees was driven by a 126% increase in average deposits in the three months ended June 30, 2021, to $1.6 billion, compared to the three months ended June 30, 2020. Interchange and card revenue was up $1.1 million, or 18%, driven by a 19% increase in total spend, which increased to $828.0 million in the second quarter of 2021 period compared to $693.4 million in the second quarter of 2020. Other revenues increased $1.0 million, primarily due to additional project revenues from our white label partner, which can vary from quarter-to-quarter based on project status, new contracts, and milestones. Account fees declined $0.2 million, or 6% and University fees decreased 5%.

	For the Six Months Ended June 30,
(dollars in thousands)	2021	2020	Change	% Change
Revenues:
Interchange and card revenue	$15,537	$12,676	$2,861	23%
Servicing fees from partner bank	19,951	9,789	10,162	104%
Account fees	5,327	5,728	(401)	(8)%
University fees	2,655	2,680	(25)	(1)%
Other revenue	3,806	316	3,490	NM
Total operating revenues	$47,276	$31,189	$16,087	52%
NM refers to changes greater than 150%.
For the six months ended June 30, 2021, total revenues increased $16.1 million, or 52%, compared to the six months ended June 30, 2020. The higher revenue was due to a $10.2 million increase in Servicing fees from our partner bank, primarily driven by an increase in average deposits. In addition, we had a $3.5 million increase in Other revenue, again due to higher white label project revenues, and a $2.9 million increase in Interchange and card revenue due to increased total spend. Account fees decreased by $0.4 million while University fees decreased slightly.
Operating Expenses

	For the Three Months Ended June 30,
(dollars in thousands)	2021	2020	Change	% Change
Technology, communication, and processing	$8,924	$7,870	$1,054	13%
Salaries and employee benefits	7,170	6,640	530	8%
Professional services	2,126	1,170	956	82%
Provision for operating losses	1,401	1,024	377	37%
Occupancy	284	386	(102)	(26)%
Customer related supplies	186	472	(286)	(61)%
Advertising and promotion	125	210	(85)	(40)%
Merger and acquisition related expenses	—	25	(25)	(100)%
Other	466	1,347	(881)	(65)%
Total operating expenses	$20,682	$19,144	$1,538	8%
For the three months ended June 30, 2021, operating expenses increased $1.5 million, or 8%, compared to the three months ended June 30, 2020 primarily due to higher technology, professional service fees, and salaries and benefits. Technology spend increased $1.1 million due to higher spending on core processing. Professional service fees increased $1.0 million, or 82%, due largely to additional legal, audit, and insurance costs associated with becoming a public company. Salaries and employee benefits increased $0.5 million, or 8%.

	For the Six Months Ended June 30,
(dollars in thousands)	2021	2020	Change	% Change
Technology, communication, and processing	$17,576	$13,948	$3,628	26%
Salaries and employee benefits	12,593	14,105	(1,512)	(11)%
Professional services	3,863	5,128	(1,265)	(25)%
Provision for operating losses	2,730	1,907	823	43%
Occupancy	636	805	(169)	(21)%
Customer related supplies	661	523	138	26%
Advertising and promotion	316	427	(111)	(26)%
Merger and acquisition related expenses	—	75	(75)	(100)%
Other	923	2,117	(1,194)	(56)%
Total operating expenses	$39,298	$39,035	$263	1%
NM refers to changes greater than 150%.
For the six months ended June 30, 2021, operating expenses increased $0.3 million, or 1%, compared to the six months ended June 30, 2020. Although we incurred higher technology costs, as well as a higher provision for operating losses, these were almost entirely offset by lower expenses in other categories. Technology expenses increased $3.6 million, or 26%, year-over-year due to higher spending on core processing and the impact of a vendor credit in the first quarter of 2020. The provision for operating losses increased $0.8 million due to increased Reg-E dispute losses given increases in debit card spend. These higher costs were offset by (i) lower salaries and employee benefits costs, which declined $1.5 million, or 11%, primarily due to the impact of a headcount reduction in the third quarter of 2020; (ii) lower professional services fees, which declined $1.3 million, or 25%, primarily due to the successful implementation of management’s plan to reduce dependence on use of higher costing outside contractors through replacement by or conversion to full time employees; and (iii) lower other expenses, which declined $1.2 million, or 56%, due largely to lower intangible amortization and travel related costs.
LIQUIDITY AND CAPITAL RESOURCES
We currently finance our operations through cash flows provided by operating activities and also have a line of credit with our partner bank that we could draw upon. We had a substantial increase in cash from operating activities in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, and we continue to project positive operating cash flows for the 2021 fiscal year. We had $19.6 million of cash and cash equivalents as of June 30, 2021, and our line of credit provides up to $10.0 million of borrowings. As of June 30, 2021, we had zero principal outstanding under the line of credit.
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
The table below summarizes our cash flows for the periods indicated:

	For the Six Months Ended June 30,
(dollars in thousands)	2021	2020	Change	% Change
Net cash provided by operating activities	$20,906	$9,697	$11,209	116%
Net cash (used in) investing activities	(194)	(2,073)	1,879	(91)%
Net cash (used in) provided by financing activities	(4,112)	988	(5,100)	NM
Net increase in cash and cash equivalents	$16,600	$8,612	$7,988	93%
NM refers to changes greater than 150%.

Cash flows provided by operating activities
Cash provided by operating activities was $20.9 million in the six months ended June 30, 2021 compared to cash provided of $9.7 million in the six months ended June 30, 2020, an increase of $11.2 million. The increase was driven by net income in the first half of 2021 compared to a net loss in the first half of 2020.
Cash flows used in investing activities
Cash used in investing activities decreased $1.9 million in the first six months of 2021 compared to the first six months of 2020, primarily due to lower capital investment in 2021.
Cash flows (used in) provided by financing activities
Cash used in financing activities was $4.1 million in 2021, which reflects the repayment of $21.0 million of debt substantially offset by $16.9 million of net cash proceeds from the recapitalization transaction.
As of June 30, 2021, we did not have any off-balance sheet arrangements.
CONTRACTUAL OBLIGATIONS
During the six months ended June 30, 2021, BMT repaid its debt outstanding. Note 7 - Debt in the Notes to the Unaudited Financial Statements herein provides additional information. There were no other material changes in our contractual obligations during the six months ended June 30, 2021.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Credit Risk
Potential concentration of credit risk consists primarily of accounts receivables from white label partners and higher education institution clients. At June 30, 2021 and December 31, 2020, a white label partner accounted for approximately 28% and 63% of accounts receivable (including unbilled receivables), respectively.

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

Changes in Internal Control over Financial Reporting

On April 12, 2021, the SEC Staff issued a statement (the “Statement”) discussing the accounting implications of certain terms that are common in warrants issued by special purpose acquisition companies (“SPACs”). In light of the Statement and guidance in ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity,” the Company’s management evaluated the terms of the Warrant Agreement entered into in connection with the Megalith Financial’s initial public offering and concluded that the Company’s Warrants include provisions that, based on the Statement, preclude the Warrants from being classified as components of equity.

As a result of the Statement, the Company has re-evaluated the accounting treatment of its 17,250,000 warrants issued in connection with Megalith’s IPO (the “Public Warrants”) and 6,945,778 private placement warrants (the “Private Warrants,” and together, the “Warrants”), and determined that it was appropriate to restate Megalith Financial Acquisition Corp.’s previously issued audited financial statements as of and for the years ended December 31, 2020 and December 31, 2019 as the Warrants should have been classified as derivative liabilities prior to its business combination.

As part of the restatement process, we identified a material weakness in Megalith’s internal controls over financial reporting for the three year period ending December 31, 2020 with respect to the classification of the Company’s Warrants and as components of equity instead of as derivative liabilities. This weakness has been remediated as the Company has corrected its accounting treatment for warrants and restated Megalith’s past financials.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the Risk Factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2020, except as noted below:

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

On April 12, 2021, the SEC Staff issued a statement (the “Statement”) discussing the accounting implications of certain terms that are common in warrants issued by special purpose acquisition companies (“SPACs”). In light of the Statement and guidance in ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity,” the Company’s management evaluated the terms of the Warrant Agreement entered into in connection with the Company’s initial public offering and concluded that the Company’s Warrant include provisions that, based on the Statement, preclude the Warrants from being classified as components of equity. As a result of the Statement, the Company has re-evaluated the accounting treatment of its

17,250,000 warrants issued in connection with Megalith’s IPO (the “Public Warrants”) and 6,945,778 private placement warrants (the “Private Warrants,” and together, the “Warrants”), and determined the Warrants should be classified as derivative liabilities prior to its business combination, and following the business combination the public warrants should be classified as equity and the private warrants classified as derivative liabilities. For warrants classified as derivative liabilities, the Company is required to measure the fair value of the Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

As a result, included on our balance sheets are derivative liabilities related to embedded features contained within our Warrants. ASC 815 provides for the recurring fair value measurement, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. The result of this recurring fair value measurement will appear on our financial statements and our results of operations may fluctuate quarterly based on factors which are outside our control. We expect that we will recognize non-cash gains or losses due to the quarterly fair valuation of our Warrants and that such gains or losses could be material.
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
Items 3, 4 and 5 of Part II are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, as amended, BM Technologies, Inc. has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wayne, State of Pennsylvania, on the 16th day of August, 2021.

BM Technologies, Inc.

By:	/s/ Luvleen Sidhu
Luvleen Sidhu
Chief Executive Officer

BM Technologies, Inc.

By:	/s/ Robert Ramsey
Robert Ramsey
Chief Financial Officer