Form 10-Q
period 2021-09-30
BM Technologies, Inc.
filed 2021-11-15
CIK 1725872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

The registrant had issued and outstanding 12,206,378 shares of common stock, par value $0.0001 per share, as of November 15, 2021.

Part I - Financial Information
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
BM TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS — UNAUDITED
(amounts in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$20,407	$2,989
Accounts receivable, net allowance for doubtful accounts of $103 and $0 for the periods ending September 30, 2021 and December 31, 2020, respectively.	4,498	7,384
Prepaid expenses and other assets	2,046	2,348
Total current assets	26,951	12,721
Premises and equipment, net	305	401
Developed software, net	31,691	39,657
Goodwill	5,259	5,259
Other intangibles, net	4,830	5,070
Other assets	840	853
Total assets	$69,876	$63,961
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$8,225	$7,346
Taxes payable	863	—
Payable to partner bank	6,914	5,105
Borrowings from partner bank	—	21,000
Current portion of operating lease liabilities	596	701
Deferred revenue, current	4,306	2,588
Total current liabilities	20,904	36,740
Non-current liabilities:
Operating lease liabilities	—	430
Deferred revenue, non-current	223	2,101
Liability for private warrants	12,850	—
Total liabilities	$33,977	$39,271
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock: Par value $0.0001 per share; 10,000,000 authorized, none issued or outstanding at both September 30, 2021 and December 31, 2020.	$—	$—
Common stock: Par value $0.0001 per share; 1 billion shares authorized; 12,206,378 shares issued and outstanding at September 30, 2021; 6,123,432 shares issued and outstanding at December 31, 2020.	1	1
Additional paid-in capital	49,379	64,017
Accumulated deficit	(13,481)	(39,328)
Total shareholders’ equity	$35,899	$24,690
Total liabilities and shareholders’ equity	$69,876	$63,961
See accompanying notes to the unaudited consolidated financial statements.

BM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating revenues:
Interchange and card revenue	$5,572	$7,377	$21,109	$20,053
Servicing fees from partner bank	11,823	5,814	31,774	15,604
Account fees	2,628	2,789	7,955	8,517
University fees	1,474	1,348	4,129	4,028
Other revenue	477	1,010	4,283	1,326
Total operating revenues	21,974	18,338	69,250	49,528
Operating expenses:
Technology, communication, and processing	4,596	6,637	22,172	20,586
Salaries and employee benefits	6,728	5,689	19,321	19,796
Professional services	3,496	2,159	7,359	7,286
Provision for operating losses	1,067	1,419	3,797	3,326
Occupancy	282	435	918	1,240
Customer related supplies	1,017	195	1,678	717
Advertising and promotion	176	266	492	693
Merger and acquisition related expenses	—	377	—	452
Other	614	551	1,537	2,668
Total operating expenses	17,976	17,728	57,274	56,764
Income (loss) from operations	3,998	610	11,976	(7,236)
Non-operating income and expense:
Gain on fair value of private warrant liability	6,042	—	17,989	—
Interest expense	—	(353)	(96)	(1,146)
Income (loss) before income tax expense	10,040	257	29,869	(8,382)
Income tax expense	1,246	7	4,022	21
Net income (loss)	$8,794	$250	$25,847	$(8,403)

Basic shares outstanding	11,900	6,123	11,534	6,123
Diluted shares outstanding	11,904	6,123	12,059	6,123

Basic (loss) earnings per common share	$0.74	$0.04	$2.24	$(1.37)
Diluted (loss) earnings per common share	$0.74	$0.04	$0.65	$(1.37)
See accompanying notes to the unaudited consolidated financial statements.

BM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
For the Three and Nine Months Ended September 30, 2021 and 2020
(amounts in thousands, except share data)

	Common Stock
	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2020 (a)	6,123,432	$1	$64,017	$(39,328)	$24,690
Net income	—	—	—	18,889	18,889
Valuation of private warrants	—	—	(30,839)	—	(30,839)
Recapitalization transaction	6,076,946	—	16,148	—	16,148
Balance, March 31, 2021	12,200,378	$1	$49,326	$(20,439)	$28,888
Net loss	—	—	—	(1,836)	(1,836)
Balance, June 30, 2021	12,200,378	$1	$49,326	$(22,275)	$27,052
Net income	—	—	—	8,794	8,794
Issuance of common stock	6,000	—	53	—	53
Balance, September 30, 2021	12,206,378	$1	$49,379	$(13,481)	$35,899

	Common Stock
	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2019 (a)	6,123,432	$1	$62,164	$(27,535)	$34,630
Net loss	—	—	—	(4,534)	(4,534)
Capital contribution from Customers Bank	—	—	864	—	864
Balance, March 31, 2020	6,123,432	$1	$63,028	$(32,069)	$30,960
Net loss	—	—	—	(4,119)	(4,119)
Capital contribution from Customers Bank	—	—	401	—	401
Balance, June 30, 2020	6,123,432	$1	$63,429	$(36,188)	$27,242
Net income	—	—	—	250	250
Capital distribution to Customers Bank	—	—	(1,221)	—	(1,221)
Balance, September 30, 2020	6,123,432	$1	$62,208	$(35,938)	$26,271
(a) Retroactively restated in connection with the merger.

See accompanying notes to the unaudited consolidated financial statements.

BM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$25,847	$(8,403)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of premises and equipment	147	252
Amortization of developed software	8,467	8,229
Amortization of other intangible assets	240	584
Amortization of leased assets	644	760
Share-based compensation expense	87	370
Gain on fair value of private warrant liability	(17,989)	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,886	2,108
Prepaid expenses and other current assets	302	8,451
Receivable from partner bank	—	(1,189)
Other assets	(631)	(397)
Accounts payable and accrued liabilities	105	4,205
Taxes payable	863	—
Operating lease liabilities	(535)	(815)
Deferred revenue	(160)	511
Payable to partner bank	1,809	—
Other liabilities	—	(2,998)
Net Cash Provided by Operating Activities	22,082	11,668
Cash Flows from Investing Activities:
Purchase or development of internal use software	(501)	(3,102)
Purchases of premises and equipment	(51)	(50)
Net Cash Used in Investing Activities	(552)	(3,152)
Cash Flows from Financing Activities:
Payment of capital distribution to partner bank	—	(326)
Repayment of borrowings from partner bank	(21,000)	—
Recapitalization transaction	16,888	—
Net Cash Used in Financing Activities	(4,112)	(326)
Net Increase in Cash and Cash Equivalents	17,418	8,190
Cash and Cash Equivalents – Beginning	2,989	8,586
Cash and Cash Equivalents – Ending	$20,407	$16,776

Supplementary Cash Flow Information:
Income taxes paid (received), net of refunds	$3,124	$(704)
Interest paid	$178	$—
Noncash Operating, Investing and Financing Activities:
Share-based compensation expense recorded as capital contribution from partner bank	$—	$370
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
BMT facilitates deposits and banking services between a customer and an FDIC insured partner bank. BMT’s business model leverages partners’ existing customer bases to achieve high volume, low-cost customer acquisition in its Higher Education Disbursement, Banking-as-a-Service (“BaaS”), and Workplace Banking businesses. BMT has four primary revenue sources: interchange and card revenue, servicing fees from our partner bank, account fees, and university fees. The majority of revenues are driven by customer activity (deposits, spend, transactions, etc.) but may be paid or passed through by our partner bank, universities, or paid directly by customers.
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
Seasonality

BMT’s higher education serviced deposits fluctuate throughout the year due primarily to the inflow of funds typically disbursed at the start of a semester. Serviced deposit balances typically experience seasonal lows in December and July and experience seasonal highs in September and January when individual account balances are generally at their peak. Debit spend follows a similar seasonal trend, but may slightly lag increases in balances.

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

On March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security (CARES) Act” was signed into law and contained substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic and stimulate the economy, including one-time cash payments to taxpayers, increased unemployment benefits, and to support higher education through the Higher Education Emergency Relief Fund (HEERF). This stimulus resulted in increased serviced deposit balances, debit card spend, and revenues, a trend that has continued through the first nine months of 2021.

Merger with Megalith Financial Acquisition Corporation

On January 4, 2021, BankMobile Technologies, Inc. (“BankMobile”), Megalith Financial Acquisition Corp. (“Megalith”), and MFAC Merger Sub Inc., consummated the transaction contemplated by the merger agreement entered into on August 6, 2020, as amended. In connection with the closing of the merger, Megalith changed its name to BM Technologies, Inc. Effective January 6, 2021, Megalith’s units ceased trading, and the Company’s common stock and warrants began trading on the NYSE American under the symbols “BMTX” and “BMTX-WT,” respectively.

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
As a result of the merger transaction, BankMobile used proceeds from the recapitalization transaction to pay down its outstanding loan of $15.6 million, and received $1.3 million of cash, net of transaction costs, and issued an additional 6,076,946 shares of common stock of the Company.

Out of Period Adjustment

During the course of preparing its unaudited consolidated financial statements for the three and nine months ended September 30, 2021, the Company identified an adjustment totaling $0.8 million related to activity in the prior periods. The adjustment relates primarily to a true up of certain revenue resulting from a change in the invoicing process with one of the Company’s customers and a difference of interpretation of an agreement with them. The error resulted in the Company’s revenue and net income being overstated by $0.4 million for the years prior to 2021, $0.2 million for the three months ended March 31, 2021, and $0.2 million for the three months ended June 30, 2021. As such, the basic EPS and diluted EPS were overstated for each of the first two quarters of 2021. Basic EPS would have decreased by $0.02 and diluted by $0.01 for the three months ended March 31, 2021 because of this adjustment. The impact would have decreased basic EPS and diluted EPS by $0.02 for the three months ended June 30, 2021.

The Company analyzed the potential impact of the error in accordance with the appropriate guidance, from both a qualitative and quantitative perspective, and concluded that the error was not material to any individual interim or annual periods in fiscal years 2019, 2020, the first and second quarters of 2021, or estimated annual period results in fiscal year 2021. Accordingly, during the three months ended September 30, 2021, the Company recorded the $0.8 million as a decrease in interchange and card revenue and a decrease in accounts receivable.
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

Significant Accounting Policies

These interim unaudited financial statements should be read in conjunction with the 2020 audited financial statements of BMT, which describe BMT’s significant accounting policies. There have been no material changes to BMT’s significant accounting policies during the nine months ended September 30, 2021. Certain information and footnote disclosures normally included in the annual financial statements have been omitted from these interim unaudited financial statements as permitted by U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Accounting Pronouncements Issued but Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by BMT as of the required effective dates. The following paragraphs related to new pronouncements should be read in conjunction with Significant Accounting Policies of the Notes to the Audited Financial Statements included in our 2020 Form 10-K. Unless otherwise discussed, management believes the impact of any recently issued standards, including those issued but not yet effective, will not have a material impact on its financial statements taken as a whole.

ASU 2020-04 - Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides optional expedients and exceptions for applying US GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. This ASU is effective as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact that ASU 2020-04 may have on its consolidated financial statements and related disclosures.

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

NOTE 3 — ACCOUNTS RECEIVABLE
Accounts receivable primarily relate to MasterCard incentive income, uncollected university subscription and disbursement services fees, and receivables from a banking-as-a-service partner, and are recorded at face amounts less an allowance for doubtful accounts. Management evaluates accounts receivable and establishes the allowance for doubtful accounts based on historical experience, analysis of past due accounts and other current available information. Accounts receivable deemed to be uncollectible are individually identified and are charged-off against the allowance for doubtful accounts. Charge-offs of uncollectible accounts have historically been immaterial. The allowance for doubtful accounts was $0.1 million at September 30, 2021 and zero at December 31, 2020.
NOTE 4 — PREMISES AND EQUIPMENT AND DEVELOPED SOFTWARE

Premises and Equipment

The components of premises and equipment were as follows:

(amounts in thousands)	Expected Useful Life	September 30, 2021	December 31, 2020
Leasehold improvements	5 years	$28	$28
Furniture, fixtures and equipment	10 years	243	243
IT equipment	3 to 5 years	1,726	1,675
		1,997	1,946
Accumulated depreciation		(1,692)	(1,545)
Total		$305	$401
Depreciation is recorded in Occupancy on the unaudited consolidated statements of income (loss). For the three and nine months ended September 30, 2021, BMT recorded depreciation expense of $0.1 million and $0.1 million, respectively. For the three and nine months ended September 30, 2020, BMT recorded depreciation expense of $0.1 million and $0.3 million, respectively.

Developed Software
The components of developed software were as follows:

(amounts in thousands)	Expected Useful Life	September 30, 2021	December 31, 2020
Higher One Disbursement business developed software	10 years	$27,400	$27,400
Internally developed software	3 to 5 years	40,104	40,104
Work-in-process		2,121	1,620
		69,625	69,124
Accumulated amortization		(37,934)	(29,467)
Total		$31,691	$39,657
Amortization expense is reported in Technology, communication and processing on the unaudited consolidated statement of income (loss). BMT recorded amortization expense of $2.8 million and $8.5 million for the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2020, BMT recorded amortization expense of $2.7 million and $8.2 million, respectively.
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
Goodwill and other intangible assets are reviewed for impairment annually as of October 31 and between annual tests when events and circumstances indicate that impairment may have occurred. The goodwill impairment charge represents the amount by which the reporting unit’s carrying amount exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company had $5.3 million of goodwill as of September 30, 2021 and December 31, 2020.

The components of other intangibles as of September 30, 2021 and December 31, 2020 were as follows:

(amounts in thousands)	Expected Useful Life	September 30, 2021	December 31, 2020
Customer relationships – universities	20 years	$6,402	$6,402
Accumulated amortization		(1,572)	(1,332)
Total		$4,830	$5,070
Intangibles amortization expense is reported in Other expenses on the unaudited consolidated statement of income (loss). BMT recorded amortization expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2020, BMT recorded amortization expense of $0.1 million and $0.6 million, respectively.
The university customer relationships will be amortized in future periods as follows:

Remainder of 2021	$80
2022	320
2023	320
2024	320
2025	320
After 2025	3,470
Total	$4,830
NOTE 6 — LEASES
At September 30, 2021, BMT leased two offices under operating leases. The leases consist of 5-year lease terms with options to renew the leases or extend the term annually or with mutual agreement. Leases include variable lease payments that are based on an index or rate, such as an annual increase in operating expenses over the initial lease year’s expenses. Variable lease payments are not included in the liability or right-of-use (“ROU”) asset and are recognized in the period in which the obligations for those payments are incurred. BMT’s operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. As BMT’s operating leases do not provide an implicit rate, BMT utilized the incremental borrowing rate of our former parent when determining the present value of lease payments.

The following table summarizes operating lease ROU assets and operating lease liabilities and their corresponding balance sheet classification:

(amounts in thousands)	Classification	September 30, 2021	December 31, 2020
Assets:
Operating lease ROU assets	Other assets	$574	$1,218
Liabilities:
Operating lease liabilities	Operating lease liabilities	$596	$1,131
The following table summarizes operating lease cost and its corresponding income statement location for the periods presented:

		Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	Classification	2021	2020	2021	2020
Operating lease cost	Occupancy	$225	$330	$742	$881

The maturities of non-cancelable operating lease liabilities were as follows at September 30, 2021:

(amounts in thousands)	September 30, 2021
2021	$181
2022	419
Total minimum payments	600
Less: interest	(4)
Present value of lease liabilities	$596
Cash paid pursuant to operating lease liabilities for the nine months ended September 30 was $0.5 million in 2021 and $1.0 million in 2020, and was reported as cash flows used in operating activities in the statement of cash flows.
NOTE 7 — DEBT
Borrowings from partner bank
BMT has a $10.0 million line of credit with its partner bank. The amount that may be borrowed is subject to a borrowing base limit that is based on a percentage of BMT’s accounts receivable balance. The borrowing base limit was $4.3 million as of September 30, 2021. The $10.0 million line of credit carries an interest rate equal to one-month LIBOR plus 375 bps and matures on January 4, 2022. LIBOR means the One Month London Inter-Bank Offered Rate as published in the Money Section of the Wall Street Journal on the last U.S. business day of the month, but in no event shall LIBOR be less than 50 basis points. Interest is paid monthly in arrears with the principal due in its entirety at the maturity date on January 4, 2022. Borrowed funds may be repaid at any time without penalty. There was zero balance outstanding under the line of credit as of September 30, 2021. As of December 31, 2020, there was $21.0 million outstanding under a previous $50.0 million line of credit from the Company’s former parent, which has since been terminated.
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

Common Stock
The Company is authorized to issue 1,000,000,000 shares of common stock, par value $0.0001 per share. At September 30, 2021, there were 12,206,378 shares of common stock issued and outstanding, which includes the 300,000 performance shares discussed below. At December 31, 2020 there were 6,123,432 shares of common stock issued and outstanding as retroactively restated in conjunction with the merger. Each holder of common stock is entitled to one vote for each share of common stock held of record by such holder on all matters on which stockholders generally are entitled to vote. The holders of common stock do not have cumulative voting rights in the election of directors. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all stockholders present in person or represented by proxy, voting together as a single class. During the quarter ended September 30, 2021, the Company awarded 1,000 shares of common stock to each of its directors, the corresponding expense recognized was approximately $53 thousand.

Performance Shares

The Company has 300,000 common shares, par value $0.0001 per share, issued and outstanding that contain a restrictive legend, subject to release only if the vesting criteria occurs before the seventh anniversary of the closing date of the merger. If the vesting criteria has not occurred prior to the seventh anniversary of the closing date of the merger, the shares will be forfeited and cancelled. The vesting criteria means either (1) the volume weighted average price of the Company’s common stock on the principal exchange on which such securities are then listed or quoted shall have been at or above $15.00 for twenty (20) trading days (which need not be consecutive) over a thirty (30) trading day period; or (ii) the Company sells shares of its capital stock in a secondary offering for at least $15.00 per share, in each case subject to equitable adjustment for share splits, share dividends, reorganizations, combinations, recapitalizations and similar transactions affecting the shares of the Company’s common stock after the merger, and possible reduction for certain dividends granted to the Company’s common stock, or (2) the Company undergoes certain change in control or sales transactions. None of the vesting conditions for the performance shares were met during the current period.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Warrants

At September 30, 2021, there were 23,874,667 warrants to purchase our common stock outstanding, consisting of 16,928,889 public warrants and 6,945,778 private warrants. Each whole warrant entitles the registered holder to purchase one whole share of common stock at a price of $11.50 per share. The warrants will expire five years after the completion of the merger (January 4, 2026) or earlier upon redemption or liquidation and the Company has redemption rights if our common stock trades above $24.00 for 20 out of 30 days. The private warrants are identical to the public warrants except that the private warrants are non-redeemable and exercisable on a cashless basis so long as they are held by the sponsor and certain others. As of September 30, 2021, none of the Company’s outstanding Private or Public Warrants have been exercised.

The Private Warrants and the Public Warrants are treated differently for accounting purposes, as follows:

Private Warrants

In accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity, the Private Warrants are accounted for as liabilities and will be marked-to-market each reporting period with the change recognized in earnings. In general, under the mark-to-market accounting model, as our stock price increases, the warrant liability increases, and we recognize additional expense in our income statement – with the opposite when our stock price declines. Accordingly, the periodic revaluation of the Private Warrants could result in significant volatility in our reported earnings. For the three months ended September 30, 2021, we recognized a $6.0 million gain in our income statement due to the revaluation, and for the nine months ended September 30, 2021, we recognized a gain of $18.0 million. The amounts recognized are a mark-to-market accounting determination and are noncash. Additional information regarding the Private Warrants and their impact on our financial statements is provided below:

Opening Balance Sheet Impact: As of the date of our merger on January 4, 2021, the $30.8 million fair value of the private warrants was recorded as a warrant liability on our balance sheet in Liability for private warrants with a corresponding offset to Additional paid-in-capital within equity. The fair value of the Private Warrants was estimated using a modified version of the Black-Scholes option pricing formula. We assumed a term for the Private Warrants equal to the contractual term from the merger date and then discounted the resulting value to the valuation date. Among the key inputs and assumptions, we used in the pricing formula at January 4, 2021: a term of 5.0 years; volatility of 20%; a dividend yield of zero; an underlying stock price of $14.76; a risk free interest rate of 0.38%; and a closing price of the Public Warrants of $2.50 per share.

Income Statement Impact: Subsequent to the close of the merger, any change in the fair value of the Private Warrants is recognized in our income statement below operating profit as “Gain on fair value of private warrant liability” with a corresponding amount recognized in the liability account on our balance sheet. The Private Warrant liability is presented in the account Liability for private warrants in the long-term liabilities section of our balance sheet. During the three and nine months ended September 30, 2021, we recorded a gain of $6.0 million and net gain of $18.0 million, respectively, on the revaluation of the Private Warrants.

Balance Sheet Impact: As noted above, the change in the balance of the warrant liability on our balance sheet is due to the fair value change of the underlying warrants. When warrants are exercised, the fair value of the liability will be reclassified to Additional paid-in capital within equity. The cash received for the exercise of warrants is reflected in cash and cash equivalents, and the corresponding offset is also in Additional paid-in capital in equity.

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

Dividend Policy
We have not paid any cash dividends on our common stock to date and have no present intention to pay cash dividends in the future. The payment of cash dividends by the Company in the future will be dependent upon the Company’s revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of the board of directors of the Company. Further, the Company’s line of credit agreement with our lender prohibits the Company from issuing any dividends or making any distributions to shareholders.

Equity Incentive Plan
Our 2020 Equity Incentive Plan (the “Equity Incentive Plan”) provides for the grant of incentive stock options, or ISOs, nonstatutory stock options, or NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards, all of which may be granted to employees, including officers, non-employee directors and consultants of us and its affiliates. Additionally, the Equity Incentive Plan provides for the grant of performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants. Initially, the aggregate number of shares of Common Stock that may be issued pursuant to stock awards under the Equity Incentive Plan will not exceed 10% of the issued and outstanding shares of our common stock. Grants were made under the Equity Incentive Plan for the three and nine month periods ended September 30, 2021 and the year ended December 31, 2020, please refer to our Restricted Stock Units discussion below.

Restricted Stock Units (“RSUs”)

On September 30, 2021, we granted 695,000 restricted stock units (“RSUs”) to certain executives. The RSUs will vest over three to five years upon achievement of certain service-based, performance-based, and market conditions. The vesting commencement date was January 4, 2021. We recognize the compensation cost starting from the grant date in accordance with ASC 718 -10-55-108.

For service-based RSUs, we recognize the compensation cost on a straight-line basis for the remaining vesting period.

For performance-based RSUs with milestones, each quarter we determine whether it is probable that we will achieve each operational milestone and if so, the period when we expect to achieve that operational milestone. When we first determine that achievement of an operational milestone is probable, we allocate the entire expenses over the period between the grant date and the expected achievement date and recognize a catch-up expense for the periods from the grant date through the period in which the operational milestone is deemed probable.

For performance-based RSUs with market condition, we used a Monte Carlo simulation to determine the fair value of the RSUs on the grant date, and recognize the compensation cost over the derived service period.

For the three months and nine months ended September 30, 2021, the compensation cost of the September 30, 2021 grants were immaterial and at September 30, 2021 no RSUs were vested.
NOTE 10 — REVENUES

Revenues

The table below presents the Company’s revenues broken out by revenue stream and the timing of revenue recognition for the periods indicated. The Company has one reportable segment and all revenues are earned in the U.S.

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2021	2020	2021	2020
Revenues:
Revenue recognized at point in time:
Interchange and card revenue	$5,572	$7,377	$21,109	$20,053
Servicing fees from partner bank	11,823	5,814	31,774	15,604
Account fees	2,628	2,789	7,955	8,517
University fees - disbursement activity	380	309	918	990
Other	477	1,010	4,283	1,326
Total revenue recognized at point in time	20,880	17,299	66,039	46,490

Revenue recognized over time:
University fees - subscriptions	1,094	1,039	3,211	3,038
Total revenue recognized over time	1,094	1,039	3,211	3,038

Total revenues	$21,974	$18,338	$69,250	$49,528

Deferred revenues

Deferred revenue consists of amounts received from clients prior to the performance of services. Deferred revenue is recognized over the service period on a straight-line basis or when the contractual performance obligation has been satisfied. The Company classifies deferred revenue on the balance sheet in Deferred revenue, current and Deferred revenue, non-current.

The deferred revenue balances were as follows:

	September 30,
(amounts in thousands)	2021	2020
Deferred revenue, beginning of period	$4,689	$1,938
Deferred revenue, end of period	$4,529	$2,449

During the nine months ended September 30, 2021, the Company recognized revenue of approximately $3.5 million included in deferred revenue at the beginning of the period. During the nine months ended September 30, 2020, the Company recognized all of the deferred revenue balance from the beginning of the period.

Unbilled receivables

The Company had $0.3 million of unbilled receivables as of September 30, 2021, and zero as of December 31, 2020. Unbilled receivables are reported in Accounts receivable on the Consolidated Balance Sheets.
NOTE 11 — INCOME TAXES

The Company records tax expense during interim periods using an estimated annual effective tax rate approach. The Company’s effective tax rate was 13.5% for the nine months ended September 30, 2021. The effective tax rate differs from the Company’s marginal tax rate of 27.0% due to the non-taxable fair value adjustments related to the non-compensatory private warrant liability being recorded through earnings, as well as tax expense related to the estimated annual increase of the valuation allowance established against deferred tax assets.

The deferred tax asset at September 30, 2021 was $26.6 million and consisted mainly of Section 197 intangibles. These Section 197 intangibles resulted from a step up in tax basis of the assets acquired from BankMobile Technologies, Inc., which for GAAP purposes were not recorded at fair value. The Company has no net operating loss or other carryforward deferred tax assets. A valuation allowance is recognized when it is more likely than not that all or a portion of the deferred tax asset will be realized based on the weight of the available positive and negative evidence. Management determined the verifiable negative evidence from the cumulative losses business of BankMobile Technologies, Inc. outweighed any available positive evidence as of September 30, 2021, but will continue to evaluate this determination each quarterly period going forward.
NOTE 12 — EARNINGS (LOSS) PER SHARE
The following are the components and results of operations and earnings (loss) per common share calculations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands, except per share data)	2021	2020	2021	2020
Net (loss) income available to common shareholders - used in calculating basic EPS	$8,794	$250	$25,847	$(8,403)
Adjustment for private warrant liability (1)	—	—	17,989	—
Net (loss) income - used in calculating diluted EPS	$8,794	$250	$7,858	$(8,403)

Weighted-average common shares outstanding – basic	11,900	6,123	11,534	6,123
Weighted-average common shares outstanding – diluted	11,904	6,123	12,059	6,123

Basic (loss) income per common share	$0.74	$0.04	$2.24	$(1.37)
Diluted (loss) income per common share	$0.74	$0.04	$0.65	$(1.37)
(1) Diluted earnings per share for the nine months ended September 30, 2021 is calculated based on adjusted net income of $7.9 million due to the elimination of the revaluation gain on the private warrant liability.

The following table represents the reconciliation from basic to diluted shares weighted shares outstanding used in the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2021	2020	2021	2020
Weighted average shares used in computing net income per share of common stock, basic	11,900	6,123	11,534	6,123
Add:
Public warrants	—	—	152	—
Private warrants	—	—	372	—
Time-based RSUs	4	—	1	—
Weighted average shares used in computing net income per share of common stock, diluted	11,904	6,123	12,059	6,123

For the three months ending September 30, 2021, our public warrants, private warrants, and performance based shares were excluded from the computation of diluted weighted average shares outstanding as the necessary conditions had not been achieved for the performance based shares and the average stock price for the period was below the strike price for the warrants. For the nine months ending September 30, 2021, our performance based shares were excluded from the computation of diluted weighted average shares outstanding as the necessary conditions had not been achieved. For the three and nine months ended September 30, 2021, our performance based and market condition RSUs were excluded because the vesting is contingent upon the satisfaction of certain conditions which had not been achieved as of September 30, 2021. There were no potentially dilutive warrants or performance shares excluded from the calculation of diluted shares in periods presented because the impact would have been anti-dilutive.

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net income per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2021	2020	2021	2020
Performance based shares outstanding	300	—	300	—
Public warrants	6,946	—	—	—
Private warrants	16,929	—	—	—
Performance based and market-condition RSUs	348	—	348	—
Total	24,523	—	648	—
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
The following methods and assumptions were used to estimate the fair values of BMT’s financial instruments as of September 30, 2021 and December 31, 2020:

Cash and cash equivalents:
The carrying amount reported on the balance sheet for cash and cash equivalents consists of a non-interest bearing deposit, which approximates its fair value. The deposit is classified as a Level 1 fair value, based upon the lowest level of input that is significant to its fair value measurement.
Accounts receivable:
The carrying amount of accounts receivable approximates fair value because of the short-term nature of these items.

Payable to partner bank:
The payables to our partner bank represent the amount due resulting from normal operating activities between our partner bank and BMT. The carrying amount approximates its fair value due to the short-term nature of the item.
Borrowings from partner bank:
BMT has a $10.0 million line of credit with our partner bank, with zero outstanding as of September 30, 2021. The carrying amount of the borrowings from our partner bank approximates its fair value due to its floating interest rate and short-term nature. The liability is classified as a Level 2 fair value based upon the lowest level of input that is significant to the fair value measurement. As of December 31, 2020, there was $21.0 million outstanding under a previous $50.0 million line of credit from the Company’s former parent, which has since been terminated.

Liability for Private Warrants:

The fair value of the Private Warrants was estimated using a modified version of the Black-Scholes option pricing formula for European calls. We assumed a term for the Private Warrants equal to the contractual term from the merger date and then discounted the resulting value to the valuation date. Among the key inputs and assumptions, we used in the pricing formula at September 30, 2021 were the following: a term of 4.3 years; volatility of 35%; a dividend yield of zero; an underlying stock price of $8.90; a risk free interest rate of 0.81%; and a closing price of the Public Warrants of $1.49 per share. The warrant liability is classified as a Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement.
The estimated fair values of BMT’s financial instruments at September 30, 2021 and December 31, 2020 were as follows:

			Fair Value Measurements at September 30, 2021
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$20,407	$20,407	$20,407	$—	$—
Liabilities:
Liability for private warrants (a)	$12,850	$12,850	$—	$—	$12,850
(a) The initial fair value of the warrants was $30.8 million on January 4, 2021, the merger date. The $18.0 million change in fair value during the nine months ended September 30, 2021 was reported in Gain on fair value of private warrant liability on the statements of income (loss).

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

Servicing fees and interchange income from partner bank

On January 4, 2021, we entered into a Deposit Processing Services Agreement (the “Deposit Servicing Agreement”) with our partner bank, providing that it would establish and maintain deposit accounts and other banking services in connection with customized products and services offered by us, and we would provide certain other related services in connection with the accounts. The initial term continues until December 31, 2022, which shall automatically renew for additional three year terms unless either party gives written notice of non-renewal within 180 days prior to the expiration of the term. As compensation, our partner bank retains any and all revenue generated from the funds held in the deposit accounts and pays us a monthly servicing fee largely based on deposits, and a monthly interchange fee equal to all debit card interchange revenues on demand deposit accounts generated by us for our partner bank plus the difference between Durbin Exempt and Durbin regulated interchange revenue.
Payable to partner bank

At the end of each month, BMT and its partner bank typically have a cash settlement payment related to on-going operating activities between the entities. At September 30, 2021, BMT had $6.9 million payable to its partner bank, primarily consisting of prepaid fees and for certain services received, compared to $5.1 million at December 31, 2020.
Bank Borrowings

BMT has a $10.0 million line of credit with our partner bank, with zero outstanding at September 30, 2021. We had $21.0 million of debt outstanding at December 31, 2020 under the prior credit arrangement which has since been terminated.
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

NOTE 15 — SUBSEQUENT EVENTS

Merger with First Sound Bank

On November 15, 2021, the Company announced the signing of a definitive agreement to merge with First Sound Bank (“FSB”). As part of the agreement, the Company will pay up to $7.22 in cash for each share of FSB common stock or approximately $23.0 million in aggregate consideration, subject to certain closing conditions and adjustments as outlined in the definitive agreement. The transaction is subject to regulatory approvals and other customary closing conditions, and is expected to close in 2022.

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

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. The spread of COVID-19 created a global public health crisis that resulted in unprecedented uncertainty, economic volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that BMT serves. With the initial outbreak of COVID-19 in 2020, the Company experienced an initial decline in revenues as compared to the pre-COVID-19 period, which was followed by an increase in revenues resulting from the benefit of federal stimulus on account balances and activity levels, a trend that has continued into the first nine months of 2021.
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
BUSINESS OVERVIEW
BM Technologies, Inc. (“BMT” or “the Company”) provides state-of-the-art high-tech digital banking and disbursement services to consumers and students nationwide through a full service fintech banking platform, accessible to customers anywhere and anytime through digital channels. BMT facilitates deposits and banking services between a customer and an FDIC insured partner bank. BMT’s business model leverages partners’ existing customer bases to achieve high volume, low-cost customer acquisition in its Disbursement, Banking-as-a-Service (“BaaS”), and Workplace Banking businesses. BMT has four primary revenue sources: interchange and card revenue, servicing fees from the Bank, account fees, and university fees. The majority of revenues are driven by customer activity (deposits, spend, transactions, etc.) but may be paid or passed through by the Bank, universities, or paid directly by customers. The Company is actively working on its pipeline of prospective new BaaS customers to offer a suite of financial services products. Google recently announced it is winding down its Plex program; BMT has incurred no revenue to date related to Google Plex, and continues to pursue various growth strategies and initiatives to drive revenue.
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

BMT’s higher education serviced deposits fluctuate throughout the year due primarily to the relationship between the deposits level and the typical cycles of student disbursements from higher education institutions. Serviced deposit balances typically experience seasonal lows in December and July and experience seasonal highs in September and January when individual account balances are generally at their peak. Debit spend follows a similar seasonal trend but may slightly lag increases in balances.
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
BUSINESS MEASUREMENTS

We believe that the following business measurements are important performance indicators for our business segments:

Debit card POS spend (higher education and new business). Spend represents the dollar amount that our customers spend on their debit cards through a signature or PIN network. Spend is a key performance indicator, as the company earns a small percentage of every dollar spent as interchange income and spend is the primary driver of our card revenues.

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

The Company has both Private and Public Warrants outstanding which are being treated differently for accounting purposes. Note 9 - Shareholders’ Equity and Private Warrant Liability in the Notes to the Unaudited Consolidated Financial Statements herein provides additional information.

NEW ACCOUNTING PRONOUNCEMENTS
The FASB has issued accounting standards that have not yet become effective and that may impact BMT’s consolidated financial statements or its disclosures in future periods. Note 2 — Basis of Presentation and Significant Accounting Policies in the Notes to the Unaudited Consolidated Financial Statements provides information regarding those accounting standards.
RESULTS OF OPERATIONS
The following discussion of our results of operations should be read in conjunction with our unaudited consolidated financial statements, including the accompanying notes.
The following summarized tables set forth our operating results for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Change	% Change
(dollars in thousands, except per share data)	2021	2020
Operating revenues	$21,974	$18,338	$3,636	20%
Operating expenses	17,976	17,728	248	1%
Income from operations	3,998	610	3,388	NM
Gain on fair value of private warrant liability	6,042	—	6,042	100%
Interest expense	—	(353)	353	(100)%
Income before income tax expense	10,040	257	9,783	NM
Income tax expense	1,246	7	1,239	NM
Net income	$8,794	$250	$8,544	NM

Basic earnings per share	$0.74	$0.04	$0.70	NM
Diluted earnings per share	$0.74	$0.04	$0.70	NM
NM refers to changes greater than 150%.
We had substantially higher operating profitability in the three months ended September 30, 2021 compared to the three months ended September 30, 2020, which was primarily driven by additional revenues, which increased 20%, while operating expenses increased just marginally. Diluted earnings per share was $0.74 in the three months ended September 30, 2021 compared to earnings of $0.04 per share in the same period in 2020. The reasons for these movements in revenue and expenses are discussed in further detail in further detail below.

	Nine Months Ended September 30,		Change	% Change
(dollars in thousands, except per share data)	2021	2020
Operating revenues	$69,250	$49,528	$19,722	40%
Operating expenses	57,274	56,764	510	1%
Income (loss) from operations	11,976	(7,236)	19,212	NM
Gain on fair value of private warrant liability	17,989	—	17,989	100%
Interest expense	(96)	(1,146)	1,050	(92)%
Income (loss) before income tax expense	29,869	(8,382)	38,251	NM
Income tax expense	4,022	21	4,001	NM
Net income (loss)	$25,847	$(8,403)	$34,250	NM

Basic earnings (loss) per share	$2.24	$(1.37)	$3.61	NM
Diluted earnings (loss) per share	$0.65	$(1.37)	$2.02	NM
NM refers to changes greater than 150%.
For the nine months ended September 30, 2021, we had substantially higher operating profitability consistent with the third quarter of 2021. The increase was almost entirely due to additional revenues which increased 40% as compared to the prior year. The increase is primarily driven by an increase in Servicing fees from partner bank which increased $16.2 million as compared to the prior period while operating expenses increased just marginally during the same period of time, reflecting improved operating profitability. Diluted earnings per share was $0.65 per share in the nine months ended September 30, 2021 compared to a loss of $(1.37) per share in the same period in 2020. The reasons for these movements in revenue and expenses are discussed in further detail below.
Our quarterly operating revenues and expenses are discussed further below.
Income Tax Expense
The Company records tax expense during interim periods using an estimated annual effective tax rate approach. The Company’s effective tax rate was 13.5% for the nine months ended September 30, 2021. The effective tax rate differs from the Company’s marginal tax rate of 27% due to the non-taxable fair value adjustments related to the non-compensatory private warrant liability being recorded through earnings as well as tax expense related to the estimated annual increase of the valuation allowance established against deferred tax assets.
Operating Revenues

	Three Months Ended September 30,			% Change
(dollars in thousands)	2021	2020	Change
Revenues:
Interchange and card revenue	$5,572	$7,377	$(1,805)	(24)%
Servicing fees from partner bank	11,823	5,814	6,009	103%
Account fees	2,628	2,789	(161)	(6)%
University fees	1,474	1,348	126	9%
Other revenue	477	1,010	(533)	(53)%
Total operating revenues	$21,974	$18,338	$3,636	20%
Total revenues increased $3.6 million, or 20%, in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase is primarily attributable to a $6.0 million increase in Servicing fees from our partner bank. The increase in Servicing fees is directly related to the increase in average deposit balance for the period which increased 129% reaching $1.7 billion for the three months ended September 30, 2021 as compared to $0.8 billion for the three months ending September 30, 2020. These increases were partially offset by a $1.8 million decrease in Interchange and card revenue, a $0.5 million decrease in Other revenue and a $0.2 million decrease in Account fees. The decrease in Interchange and card revenue reflects lower spend volume and lower foreign ATM fees. The decrease in Other revenue is primarily related to a decrease in projects from a banking-as-a-service partner which varies quarter-over-quarter based on project status, contracts, and milestones.

	Nine Months Ended September 30,			% Change
(dollars in thousands)	2021	2020	Change
Revenues:
Interchange and card revenue	$21,109	$20,053	$1,056	5%
Servicing fees from partner bank	31,774	15,604	16,170	104%
Account fees	7,955	8,517	(562)	(7)%
University fees	4,129	4,028	101	3%
Other revenue	4,283	1,326	2,957	NM
Total operating revenues	$69,250	$49,528	$19,722	40%
NM refers to changes greater than 150%.
For the nine months ended September 30, 2021, total revenues increased $19.7 million, or 40%, compared to the nine months ended September 30, 2020. This increase is primarily attributable to a $16.2 million increase in Servicing fees from our partner bank, driven by an increase of 123% in average deposits period over period from $0.7 billion to $1.5 billion. In addition, we had a $3.0 million increase in Other revenue, due to higher banking-as-a-service project revenues, and a $1.1 million increase in Interchange and card revenue due to increased total spend as compared to the prior period. Account fees decreased by $(0.6) million.
Operating Expenses

	Three Months Ended September 30,			% Change
(dollars in thousands)	2021	2020	Change
Technology, communication, and processing	$4,596	$6,637	$(2,041)	(31)%
Salaries and employee benefits	6,728	5,689	1,039	18%
Professional services	3,496	2,159	1,337	62%
Provision for operating losses	1,067	1,419	(352)	(25)%
Occupancy	282	435	(153)	(35)%
Customer related supplies	1,017	195	822	NM
Advertising and promotion	176	266	(90)	(34)%
Merger and acquisition related expenses	—	377	(377)	(100)%
Other	614	551	63	11%
Total operating expenses	$17,976	$17,728	$248	1%
NM refers to changes greater than 150%.
For the three months ended September 30, 2021, operating expenses increased $0.2 million, or 1%, compared to the three months ended September 30, 2020. This increase is primarily attributable to a $1.3 million increase in Professional services, a $1.0 million increase in Salaries and employee benefits, and a $0.8 million increase in Customer related supplies. The increase in Professional services is driven by increases to legal, audit, and insurance costs associated with becoming a public company. The increase in Salaries and employee benefits is driven primarily by an increase in headcount, annual merit increases and a higher variable compensation accrual. Customer related supplies increased primarily due to increased mailing and shipping costs. These increases were partially offset by a $2.0 million decrease in Technology, communication, and processing, a $0.4 million decrease in Merger and acquisition related expenses, a $0.4 million decrease in Provision for operating losses, and a $0.2 million decrease in Occupancy. The decrease in Technology, communication, and processing is related to a renegotiation with a vendor which included retroactive pricing benefits and a one-time credit during the current period.

	Nine Months Ended September 30,			% Change
(dollars in thousands)	2021	2020	Change
Technology, communication, and processing	$22,172	$20,586	$1,586	8%
Salaries and employee benefits	19,321	19,796	(475)	(2)%
Professional services	7,359	7,286	73	1%
Provision for operating losses	3,797	3,326	471	14%
Occupancy	918	1,240	(322)	(26)%
Customer related supplies	1,678	717	961	134%
Advertising and promotion	492	693	(201)	(29)%
Merger and acquisition related expenses	—	452	(452)	(100)%
Other	1,537	2,668	(1,131)	(42)%
Total operating expenses	$57,274	$56,764	$510	1%
For the nine months ended September 30, 2021, operating expenses increased $0.5 million, or 1%, compared to the nine months ended September 30, 2020. This increase is primarily attributable to a $1.6 million increase in Technology, communication, and processing, a $1.0 million increase in Customer related supplies, and a $0.5 million increase in Provision for operating losses. The increase in Technology, communication, and processing expense year-over-year reflects higher partner reimbursements of certain technology costs in 2020 as well as lower ATM network costs, consistent with the reduction in foreign ATM fee revenues. The Provision for operating losses increased due to higher Reg-E dispute losses as a result of increases in debit card spend. The increase in Customer related supplies is related to an increase in mailing and shipping expense. These increases were partially offset by a $1.1 million decrease in Other expenses, a $0.5 million decrease in Salaries and employee benefits, a $0.5 million decrease in Merger and acquisition related expenses, and a $0.3 million decrease in Occupancy. The decrease related to Other expenses is driven by lower intangible amortization and travel related costs.
LIQUIDITY AND CAPITAL RESOURCES
We currently finance our operations through cash flows provided by operating activities and also have a line of credit with our partner bank that we could draw upon. We had a substantial increase in cash from operating activities in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, and we continue to project positive operating cash flows for the 2021 fiscal year. We had $20.4 million of cash and cash equivalents as of September 30, 2021, and our line of credit provides up to $10.0 million of borrowings. As of September 30, 2021, we had zero principal outstanding under the line of credit.
Our cash and cash equivalents consist of non-interest bearing, highly-liquid demand deposits. We intend to fund our ongoing operating activities with our existing cash, expected cash flows from operations, and borrowing capacity under our line of credit; we believe these sources of liquidity will be adequate for at least the next 12 months. However, should additional liquidity be necessary, the Company could consider equity or debt financing, but there are no assurances that additional capital would be available or on terms that are acceptable to us.
The table below summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,			% Change
(dollars in thousands)	2021	2020	Change
Net cash provided by operating activities	$22,082	$11,668	$10,414	89%
Net cash used in investing activities	(552)	(3,152)	2,600	(82)%
Net cash used in financing activities	(4,112)	(326)	(3,786)	NM
Net increase in cash and cash equivalents	$17,418	$8,190	$9,228	113%
NM refers to changes greater than 150%.

Cash flows provided by operating activities

Cash provided by operating activities was $22.1 million in the nine months ended September 30, 2021 compared to cash provided of $11.7 million in the nine months ended September 30, 2020, an increase of $10.4 million. The increase was driven by increase in the net income for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.
Cash flows used in investing activities
Cash used in investing activities decreased $2.6 million in the first nine months of 2021 compared to the first nine months of 2020, primarily due to lower capital investment in 2021.
Cash flows used in financing activities
Cash used in financing activities was $4.1 million in 2021, which reflects the repayment of $21.0 million of debt substantially offset by $16.9 million of net cash proceeds from the recapitalization transaction.
CONTRACTUAL OBLIGATIONS
During the nine months ended September 30, 2021, BMT repaid its debt outstanding. Note 7 - Debt in the Notes to the Unaudited Consolidated Financial Statements herein provides additional information. There were no other material changes in our contractual obligations during the nine months ended September 30, 2021. A summary of the Company’s contractual obligations as of September 30, 2021 is as follows:

	Payments Due by Period
(dollars in thousands)	Within 1 year	1 to 3 years	More than 3 years	Total Amounts Committed
Operating leases	$600	$—	$—	$600
	$600	$—	$—	$600
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any off-balance sheet arrangements.
ITEM 3. QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Credit Risk Operating leases
Potential concentration of credit risk consists primarily of accounts receivables from banking-as-a-service partners and higher education institution clients. At September 30, 2021 and December 31, 2020, a banking-as-a-service partner accounted for approximately 39% and 63% of accounts receivable (including unbilled receivables), respectively.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the Risk Factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2020, and the risk Factors disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
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

ITEM 5. OTHER INFORMATION

2021 Equity Awards

Effective September 30, 2021, the Board of Directors of BM Technologies, Inc. (the “Company”) granted service-based and performance-based Restricted Stock Units (“RSUs”) to certain executives under the Company’s 2020 Equity Incentive Plan (the “Plan”). The awards entitle the below officers to earn shares of the Company’s common stock over a three- to five-year period in the case of the Performance-Based RSUs and a four-year pro rata vesting period in the case of the Service-Based RSUs (see Note 9 - Shareholders’ Equity and Private Warrant Liability):

Employee	Service-Based RSUs - Number of Units	Performance-Based RSUs - Number of Units
Luvleen Sidhu	250,000	250,000
Jamie Donahue	40,000	40,000
Robert J. Diegel	30,000	30,000
Robert Ramsey	15,000	15,000
ITEM 6. EXHIBITS
(a)Exhibits
The following documents are filed as exhibits to this report:

Exhibit No.	Description
31.1*	Certification of chief executive officer under Rule 13a — 14(a)/15d — 14(a).
31.2*	Certification of chief financial officer under Rule 13a — 14(a)/15d — 14(a).
32*	Certification under 18 U.S.C. 1350.

___________________________

*	Filed herewith.
Items 3, 4 and 5 of Part II are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, as amended, BM Technologies, Inc. has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wayne, State of Pennsylvania, on the 15th day of November, 2021.

BM Technologies, Inc.

By:	/s/ Luvleen Sidhu
Luvleen Sidhu
Chief Executive Officer

BM Technologies, Inc.

By:	/s/ Robert Ramsey
Robert Ramsey
Chief Financial Officer (Principle Financial Officer)