Form 10-K
period 2021-12-31
BM Technologies, Inc.
filed 2022-05-10
CIK 1725872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 001-38633

BM Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	82-3410369
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
201 King of Prussia Road, Suite 350 Wayne, Pennsylvania	19087
(Address of Principal Executive Offices)	(Zip Code)
(877) 327-9515
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BMTX	NYSE American LLC
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share.	BMTX-WT	NYSE American LLC

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the
Act. Yes ☐No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such
files). Yes  ☒   No  ☐

i

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange
Act. Yes ☐ No  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes ☐   No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2021, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $152 million. This value is based on the closing price of $12.44 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had outstanding 12,273,438 shares of common stock, par value $0.0001 per share, as of May 3, 2022.

Specified portions of the registrant’s proxy statement with respect to the registrant’s 2022 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, those factors summarized in the immediately following section titled “Summary of Principal Risk Factors”, which we encourage you to read.

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

SUMMARY OF PRINCIPAL RISK FACTORS
References in this report to “the Company,” “BMTX,” “we,” “us,” and “our” refer to Megalith Financial Acquisition Corporation prior to the Closing of the business combination and to BM Technologies, Inc., a Delaware corporation after the Closing of the business combination. References to our “management” or our “management team” refer to our officers and directors.

Below is a summary of the principal risk factors we face. Please read it carefully and refer to the more detailed descriptions of the risk factors in Item 1A, “Risk Factors.”

Risks Related to our Business and Industry
a.Dependence on key individuals;
b.Our limited operating history;
c.Our ability to identify, recruit and retain skilled personnel;
d.Our ability to implement our strategy;
e.Growth of adoption and retention rates;
f.Our ability to manage growth effectively;
g.Assumptions related to our growth strategy;
h.Our partnership and private label agreement with T-Mobile;
i.Our ability to expand our market reach and product portfolio;
j.Our product cycle;
k.Competition;
l.The strength of our brand;
m.The risk of systems or product failures;
n.Demand for banking products and services;
o.Changes in the demand or availability of student loans or financial aid;
p.The effects of COVID and global and general economic conditions;
q.Changes in government financial aid regime;
r.Data breaches, fraud and cybersecurity issues;
s.Infringement of our intellectual property or allegations of infringement by us;
t.Termination of or changes to the MasterCard association registration;
u.Our fees and charges;
v.Outsourcing critical operations;
w.Ability to maintain an effective system of disclosure controls and internal control over financial reporting;
x.Our ability to integrate future acquisitions;
y.Our ability to realize the anticipated benefits of our announced merger with First Sound Bank; and
z.Our ability to consummate the merger with First Sound Bank.

Risks Related to our Common Stock and Warrants
a.Whether an active, liquid trading market for our common stock is sustained;
b.Coverage by securities analysts;
c.Future sales of common stock;
d.Anti-takeover provisions and forum selection clauses under our charter and Delaware law;
e.Our ability to redeem unexpired warrants; and
f.Exercises of warrants increasing the number of shares eligible for future resale and dilution to stockholders.

Regulatory Risks
a.Changes in regulation related to interchange or methods of payments;
b.Regulations related to higher education and disbursements; and
c.Regulation applicable to our Partner Bank, Customers Bank, which is a related party of the Company.

General Risk Factors
a.Adequacy of insurance;
b.The limited experience of our management team in managing a public company; and
c.Capitalized assets could become impaired.
v

Part I
ITEM 1. BUSINESS
Overview
We are a financial technology (“fintech”) company that facilitates deposits and banking services between a customer and our Partner Bank, Customers Bank, which is a related party and is a Federal Deposit Insurance Corporation (“FDIC”) insured bank. We provide state-of-the-art high-tech digital banking and disbursement services to consumers and students nationwide through a full service fintech banking platform, accessible to customers anywhere and anytime through digital channels. Our FinTech business model leverages partners’ existing customer bases to achieve high volume, low-cost customer acquisition in our Disbursement, Banking-as-a-Service (“BaaS”), and Workplace Banking businesses.
We are not a bank, do not hold a bank charter, and do not provide banking services. Our Partner Bank is subject to regulation  by  the  Pennsylvania Department of Banking and Securities and the Federal Reserve Bank, and is periodically examined by those regulatory authorities. We are subject to the regulations of the Department of Education (“ED”), due to our Disbursement business, and are periodically examined by them.
BankMobile Technologies, Inc. was incorporated in May 2016 as a wholly-owned subsidiary of Customers Bank. On August 6, 2020, the Company entered into an Agreement and Plan of Merger, by and among Megalith Financial Acquisition Corporation, a special purpose acquisition company, incorporated in Delaware in November 2017, MFAC Merger Sub Inc., a wholly-owned subsidiary of Megalith, BankMobile Technologies, Inc. and Customers Bank, a Pennsylvania state chartered bank and the sole stockholder of BankMobile. On January 4, 2021, BankMobile Technologies, Inc. became an independent company after the completion of a divestiture transaction and was rebranded BM Technologies, Inc.

On November 15, 2021, the Company announced the signing of a definitive agreement to merge with First Sound Bank (OTCPK: FSWA) (“FSB”), a Seattle, Washington-based community business bank. BMTX will pay up to $7.22 in cash for each share of FSB common stock or approximately $23 million in aggregate consideration, subject to certain closing conditions and adjustments as outlined in the definitive agreement. The combined company, to be named BMTX Bank, will be a fintech-based bank focused on serving customers digitally nationwide, supported by its community banking division that is expected to continue serving the greater Seattle market. The transaction is subject to regulatory approvals and other customary closing conditions and is expected to close in the second half of 2022.

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

Employees and Human Capital Resources

As of December 31, 2021, we employed approximately 275 full-time employees. None of these employees are covered by a collective bargaining agreement. The Company provides its employees with comprehensive benefits, some of which are provided on a contributory basis, including medical and dental plans, a 401(k) savings plan with a company match component and short-term and long-term disability coverage. Additional benefits offered include paid time off, life insurance and employee assistance. The Company's compensation package is designed to maintain market competitive total rewards programs for all employees in order to attract and retain superior talent.

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

ITEM 1A. RISK FACTORS
You should carefully consider all of the risks described below, together with the other information contained in this report, including the financial statements, before making a decision to invest in our securities. If any of the following risks occur, our business, financial condition or operating results may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. In this section, “we,” “us,” and “our,” refers to the consolidated Company.

Risks Related to Our Business and Industry

We will be dependent on key individuals and the loss of one or more of these key individuals could curtail our growth and adversely affect our prospects.

Our success will depend on our ability to retain key individuals and other management personnel. Members of our executive management team, including Luvleen Sidhu, our Chief Executive Officer, Bob Ramsey, our Chief Financial Officer, Warren Taylor, our Chief Customer Officer, Robert Diegel, our Chief Operating Officer, Andrew Crawford, our Chief Commercial Officer, and Jamie Donahue, our Chief Technology Officer, have been integral in building our digital banking platform and developing and growing our disbursement business and BaaS programs. In addition, several members of our executive management team who had been employed by Higher One, Inc. prior to our acquisition of that business, have unique and valuable business experience, relationships and knowledge of the higher education disbursement business. We have entered into employment agreements with Luvleen Sidhu, Warren Taylor, Robert Diegel, Andrew Crawford, and Jamie Donahue, however, the continued service of these individuals cannot be assured, and if we lose the services of any of these individuals, they would be difficult to replace, and our business and development could be materially and adversely affected.

We have a limited history operating as a separate entity and a limited history operating independently of Customers Bank, and our management team has limited experience managing us.

We are a relatively new legal entity and have a limited operating history and limited history operating independently of Customers Bank since our January 2021 divestiture. An integral portion of our business was acquired from Higher One in June 2016, and our business had been operating primarily as a division of Customers Bank, and since September 2017, a wholly-owned subsidiary of Customers Bank. There may be unanticipated risks and expenses that come from no longer operating as a division or wholly-owned subsidiary of a bank, such as increased compliance costs and licensing requirements. In addition, we have a limited history of managing cash, liquidity, financial obligations and resources, and other operational needs independent of Customers Bank. Because of our limited operating history, there are only limited historical results of operations for you to review and consider in evaluating our results of operations, and our prospects. We will be subject to the business risks and uncertainties associated with recently formed entities with limited operating history, including the risk that we will not achieve our strategic plan.

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

Our future success will depend, in part, on our ability to generate revenues by providing financial transaction services to higher education institutions and their students directly and through our referral partners, including TouchNet, and our ability to implement and grow our BaaS and Workplace businesses, including the growth and implementation of T-Mobile MONEY. The market for these services has only recently developed and our viability and profitability is therefore unproven. Our business will be materially and adversely affected if we are unable to develop and market products and services that achieve and maintain market acceptance.

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

Our strategic growth plan depends, in part, on our ability to enter into new agreements with higher education institutions and new BaaS partners. These contracts can generally be terminated by the client at will and, therefore, there can be no assurance that we will be able to maintain these clients or maintain agreements with clients on terms and conditions acceptable to us. In addition, we may not be able to continue to establish new relationships with higher education institutional clients or new BaaS partners at our historical growth rate or at all. The termination of current client contracts or an inability to continue to attract new clients could have a material adverse effect on our business, financial condition, and results of operations.

Not only are establishing new client relationships and maintaining current ones critical to our business, they are also essential components of our strategy for maximizing student usage of our products and services and attracting new student customers as well as our graduate strategy. A reduction in enrollment, a failure to attract and maintain student customers, as well as any future demographic trends that reduce the number of higher education students, could materially and adversely affect our capability for both revenue and cash generation and, as a result, could have a material adverse effect on our business, financial condition, and results of operations.

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

Finally, an integral part of our growth strategy is our ability to expand our disbursements expertise into new markets and product offerings, including BaaS partnerships and credit products. Our management team has limited experience forming BaaS partnerships and running a credit products business. If we are unable to develop lending programs or BaaS programs, if we cannot gain market adoption of the credit products business or BaaS products due to competition, regulatory issues or constraints or otherwise, if large businesses pursue other alternatives to a BaaS partnership, or if the market for BaaS products and services is smaller than anticipated, our earnings and results of operations will be adversely affected and we may not grow at our projected rates.

We may not be able to grow adoption and retention rates.

Our growth strategy and business projections contemplate a significant increase in adoption and retention rates for our products. A significant component of our growth strategy is dependent on our ability to have students of our higher education institution clients, and customers of our BaaS partners, including T-Mobile MONEY customers and employees with our workplace banking partners, select our services and become long-term users of our products. In particular, our growth strategy will depend on our ability to successfully cross-sell our core products and services to students after they leave college as well as growth in product usage from BaaS and workplace banking customers. We may not be successful in implementing this strategy because these students and customers may believe that our products and services are unnecessary or unattractive. In addition to a sensitivity to adoption rates, we are also sensitive to retention rates. As students leave college or customers leave a BaaS partner or change employers, we will face increasing competition from banks and other financial services providers.

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

The rate at which we have been able to establish relationships with our customers in the past, however, may not be indicative of the rate at which we will be able to establish additional customer relationships in the future. Further, our growth contemplates an increase in BaaS business, including significant growth of T-Mobile MONEY, and new initiatives with additional BaaS partners. Our success will depend, in part, upon the ability of our executive officers to manage growth effectively. Our ability to grow will also depend on our ability to successfully hire, train, supervise, and manage new employees, obtain financing for capital needs, expand our systems effectively, allocate human resources optimally, assure regulatory compliance, and address any regulatory issues, maintain clear lines of communication between our operational functions and our finance and accounting functions, and manage the pressures on management, administrative, operational and financial infrastructure. There can be no assurance that we will be able to accurately anticipate and respond to the changing demands we will face as we continue to expand our operations, or that we will be able to manage growth effectively or achieve further growth at all. If our business does not continue to grow, or if we fail to manage any future growth effectively, our business, financial condition, and results of operations could be materially and adversely affected.

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

Our growth strategy and business outlook are based on estimates our management believes to be reasonable, but there are many factors that may be outside of management’s control or may be difficult to predict. Some of these uncertainties include:

•Our growth strategy is depending on adding additional BaaS partners. The timing, size, and partnership terms are not fully known today and could have a significant impact on our outlook and results of operations. Currently, T-Mobile is our only material BaaS partner.

•Our current BaaS business is significantly dependent on our BaaS business with T-Mobile, and T-Mobile’s efforts to market the program and promote growth in accounts. If T-Mobile does not market the product as expected, or if there are changes in the economic relationship with T-Mobile or its investment appetite in the business, it could impact our financial projections and results of operations.

•Workplace Banking is a new and relatively unproven strategy; our outlook is based on estimated penetration rates of large employers, benefits market places, and other FinTech companies involved in payment of wages. Those companies may not market the product as effectively as projected or utilize our platform to the extent projected; other unknown factors in this new business, such as the rate of adoption, promotional costs, and costs of signing new partners, may cause results to materially differ from our estimates.

•Macro industry trends may impact the amounts of student disbursements or the likelihood that students choose a BankMobile-serviced account. ED regulation, industry competition, the rise of competing low-cost products, or other unknown shifts could impact the growth in the student business. The lasting impact of COVID-19 on the higher education industry is still unknown, but changes in enrollment at our client schools or changes in the amounts disbursed could negatively impact projections and results of operations. Student revenue growth is dependent on our ability to charge the current level of fees, which could be negatively impacted by competition or changes in industry trends. Revenue growth is also dependent on interchange income rates, ATM visits, and other factors that may shift over time.

•Interest rates are unknown; higher rates of interest may reduce the relative attractiveness of the deposit products we service for our partner banks. Interest rate changes may reduce the deposit servicing fee that is paid to us by our Partner Bank or that we can charge to future partner banks.

•Future bank partnerships will have individually negotiated terms; the economics of those partnerships may differ from the current arrangement. We have a commitment from our Partner Bank through the end of 2022, but we may not be able to secure similar terms after that time.

•In November 2021, we announced a bank merger that will enable us to keep deposits on our own Consolidated Balance Sheets; but until the merger closes, we must maintain deposits off-balance sheet with our Partner Bank. Only after the merger closes, can we begin to move these deposits onto our Consolidated Balance Sheets. After we move deposits to our Consolidated Balance Sheets, our servicing fee income will be replaced by net interest income which will be determined by our asset mix, yields, and deposit cost.

Our partnership with T-Mobile may expose us to additional risks.

In February 2017, we entered into a significant strategic partnership with T-Mobile for the development and roll-out of a mobile banking platform, referred to as T-Mobile MONEY, which was publicly announced in the third quarter of 2018. The T-Mobile MONEY program was extended to the Sprint customers acquired by T-Mobile in August 2020. T-Mobile MONEY represents the most significant BaaS initiative undertaken by us to date. However, T-Mobile MONEY may not be as successful as currently expected for a variety of reasons, including customer adoption of the product, the level of marketing by T-Mobile, general economic conditions, competition and product alternatives and other factors. If T-Mobile MONEY does not reach the anticipated activity levels and deposit balances relating to T-Mobile MONEY customers are lower than expected, it could adversely affect our business, financial condition, and results of operations.

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

Demographically, the T-Mobile MONEY product seeks to serve a broader and more diverse population than traditional banking. The BaaS market is very competitive, requiring products, channels, and services to be recalibrated often to remain attractive to potential customers and BaaS partners. As such, the level and maturity of new product approval processes, change management and the robustness of strategic planning must be sophisticated enough to respond to competitive demands with timely and meaningful evaluation of compliance risk.

Our agreements with white-label partners, such as T-Mobile, may expose us to additional compliance risk. For example, employees of the BaaS partner may be incentivized to promote products under a discretionary compensation program to promote financial products to customers, thus increasing exposure to compliance risk. White-label partnerships may also expose us to issues in connection with privacy-related regulations based on the partner receiving certain data regarding the account holders and their use of the program, which may also be used for marketing purposes. Opt-out and notice may be required in connection with these disclosures.

Short message service (“SMS”) text messaging will be used extensively in carrying out service-related communications and possibly marketing-related communications as well. Since express consent is required for service-related communications to wireless subscribers, it will be critical to ensure that the language in disclosures and the account agreement indicate this consent. Moreover, the consumer must have the right to revoke all of these communications to their wireless numbers. Failure to comply with the Telephone Consumer Protection Act of 1991, enforced by the Federal Communications Commission (“FCC”), could result in significant fines to T-Mobile and/or to us.

The private label agreement with respect to T-Mobile MONEY has been renewed for an additional term of three years and may only be renewed for an additional term of two years by T-Mobile; T-Mobile’s failure to renew after the second term could have a material adverse effect on us.

The private label agreement between Customers Bancorp, Inc. and T-Mobile that governs T-Mobile MONEY had an initial term of three years. The term was extended an additional three years to February 2023. The renewal term may be renewed for an additional term of two years at the option of T-Mobile. We will have the option to terminate at each renewal of the agreement. T-Mobile has no obligation to renew the agreement. T-Mobile’s failure to renew the agreement may have a material adverse effect on our business. Further, T-Mobile may renew the agreement on terms that are different or less favorable to us.

To date we have derived our revenue from a limited number of products and markets. Our efforts to expand market reach and product portfolio may not succeed and may reduce revenue growth.

Our BaaS strategy entails facilitating deposits and banking services between a customer and an FDIC insured partner bank. While we offer our digital banking platform and disbursements services to our customers the lending products and services historically offered to non-enrolled students and other customers through our business have been limited. Many competitors offer a more diverse set of products and services to customers and operate in additional markets.

While we intend to eventually broaden the scope of products offered to customers with our banking partners through our BaaS and mobile banking product offerings, there can be no assurance that these efforts will be successful. Our failure to broaden the scope of the products we offer to potential customers may inhibit the growth of repeat business from customers and harm our operating results of operation. There also can be no guarantee that we will be successful with respect to our expansion through our mobile banking platform with new partners and into new markets where we currently do not operate, which could also inhibit the growth of our business and results of operations.

The length and unpredictability of the sales cycle for signing potential higher education institutional clients and BaaS partners could delay new sales of our products and services, which could materially and adversely affect our business, financial condition, and results of operations.

The sales cycle between our business’ initial contact with potential higher education institutional clients, BaaS partners, and large employers and the signing of a contract with that client, partner or employer can be lengthy, as the individual agreements need to be negotiated and partnerships customized. As a result of this lengthy sales cycle, our ability to forecast accurately the timing of revenues associated with new sales is limited. The sales cycle will vary widely due to significant uncertainties, over which we have little or no control, including:

•the individual decision-making processes of each higher education institutional client, BaaS partner or large employer, which typically include extensive and lengthy evaluations and will require spending substantial time, effort and money educating each client and partner about the value of our products and services;

•the budgetary constraints and priorities and budget cycle of each higher education institutional client or partner;

•the reluctance of higher education staff, BaaS partners or large employers to change or modify existing processes and procedures; and

•the amount of customization and negotiation required for any given collaboration.

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

The market for our products and services is competitive, continually evolving and, in some cases, subject to rapid technological change. Our disbursement services compete against all forms of payment, including paper-based transactions (principally cash and checks), electronic transactions such as wire transfers and Automated Clearing House (“ACH”) payments and other electronic forms of payment, including card-based payment systems. Many competitors, including Blackboard, Heartland Payment Systems and Nelnet, Inc., provide payment software, products and services that compete with those that we and our partner banks offer. In addition, the banking products and services offered on our platform will also compete with banks that focus on the higher education market, including U.S. Bancorp and Wells Fargo & Company. Future competitors may begin to focus on higher education institutions in a manner similar to us. We also face significant competition for our BaaS products and workplace banking services from other BaaS providers and digital consumer banking platforms such as Chime and Green Dot, as well as from traditional consumer banks. Many of our competitors will have substantially greater financial and other resources than we have, may in the future offer a wider range of products and services and may use advertising and marketing strategies that achieve broader brand recognition or acceptance. In addition, competitors may develop new products, services or technologies that render our products, services or technologies obsolete or less marketable. If we are unable to compete effectively against our competitors, our business, financial condition, and results of operations will be materially and adversely affected.

We depend on a strong brand and a failure to maintain and develop that brand in a cost-effective manner may hurt our ability to expand our customer base.

Maintaining and developing the “BankMobile,” “BankMobile’s Student Banking” and “BankMobile’s Disbursements” brands will be critical to expanding and maintaining our base of higher education institution clients, students and other account holders.

We believe the importance of brand recognition will increase as competition in our market further intensifies. Maintaining and developing our brand will depend largely on our ability to continue to provide high quality products and services at cost effective and competitive prices, as well as after-sale customer service. While we intend to continue investing in our brand, no assurance can be given as to the success of these investments. If we fail to maintain and enhance our brand, incur excessive expenses in this effort or our reputation is otherwise tainted, including by association with the wider financial services industry or because of data security breaches or negative press, we may be unable to maintain loyalty among our existing customers or attract new customers, which could materially and adversely affect our business, financial condition, and results of operations.

We may be liable to customers or lose customers if we provide poor service or if we experience systems or product failures, if any agreements that we maintain with colleges, universities and BaaS partners are terminated or if other performance triggers or other performance conditions are triggered.

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

In addition, our agreements with colleges, universities, BaaS partners and large employers contain and will contain certain termination rights, performance triggers and other conditions which, if exercised or triggered, may result in penalties and/or early termination of such agreements, which could cause us to be liable to customers or lose customers, thereby materially impacting our operations.

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

The COVID-19 pandemic and associated response has put the higher education industry into a period of unprecedented disruption. Many physical campuses are operating remotely or only partially available. Students are displaced and learning at a distance. There is uncertainty as to whether schools will open their physical campuses in some parts of the country, and for many, the upcoming semester may be postponed or cancelled. It is uncertain how quickly the U.S. education system, the economy and human behavior returns to business-as-usual, if at all. A sustained disruption in the higher education industry could affect the demand for disbursements and the number of higher education accounts and the use of such accounts, which could adversely affect our revenues, financial condition and results of operations.

Global economic and other conditions may adversely affect trends in consumer spending and demand for our products and services, which could materially and adversely affect our business, financial condition, and results of operations.

A decrease in consumer confidence due to the weakening of the global economy, or disruptions to on-campus schooling or consumer spending resulting from the COVID-19 pandemic, may cause decreased spending among our student and graduate customers and may decrease the use of account and card products and services. Increases in college tuition alongside stagnation or reduction in available financial aid may also restrict spending among college students and the size of disbursements, reducing the use of our account and card products and services and the demand for our disbursement services. Weakening economic conditions, such as decreases in consumer spending, increased consumer credit defaults and bankruptcies, inflation and rising unemployment, may also adversely affect the demand for and use of our BaaS products and workplace banking platform and associated products, which could materially and adversely affect our business, financial condition, and results of operations.

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

We will have access to certain “personally identifiable” information of customers, including student contact information, identification numbers and the amount of credit balances, which customers expect will be maintained confidentially. It is possible that hackers, customers or employees acting unlawfully or contrary to our policies or other individuals, could improperly access our or our vendors’ systems and obtain or disclose data about customers. Further, because customer data may also be collected, stored, or processed by third-party vendors, it is possible that these vendors could intentionally or negligently disclose data about our clients or customers. Data breaches could also occur at our partner banks, higher institution clients, BaaS partners and large employer partners, which could negatively affect our reputation, relationships with end users, and expose us and our clients and customers. Any such breaches or loss of data could negatively affect our business, growth prospects, financial condition, and results of operations.

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

The student checking account debit cards issued in connection with our disbursement business and the consumer checking account debit cards issued in connection with BaaS programs and workplace programs are subject to MasterCard association rules that could subject us to a variety of fines or penalties that may be levied by MasterCard for acts or omissions by us or businesses that work with us. The termination of the card association registration held by us or any changes in card association or other network rules or standards, including interpretation and implementation of existing rules or standards, that increase the cost of doing business or limit our ability to provide products and services and could materially and adversely affect our business, financial condition, and results of operations.

The fees that we will generate are subject to competitive pressures and are subject to change, which may materially and adversely affect our revenue and profitability.

We will generate revenue from, among other sources, agreements with our Partner Bank to share the banking services fees charged to our account holders, interchange fees related to purchases made through our debit cards, deposit servicing fees from our Partner Bank, and fees charged to our higher education institution clients. In an increasingly price-conscious and competitive market, it is possible that to maintain our competitive position with higher education institutions, BaaS partners, and large employers, we may have to decrease the fees charged for our services. Similarly, in order to maintain our competitive position with our Partner Bank, we may need to reduce deposit servicing fees we charge. In order to maintain our competitive position with account holders, we and our Partner Bank may need to reduce banking service fees charged to account holders.

MasterCard could reduce the interchange rates, which it unilaterally sets and adjusts from time to time, which would negatively affect the interchange revenue that we share with our partner banks. In addition, account holders may modify their spending habits and increase their use of automated clearing house (“ACH”) relative to their use of debit cards, as ACH payments are generally free, which could reduce the interchange fees remitted to us. If our fees are reduced as described above, our business, results of operations and prospects for future growth could be materially and adversely affected.

We have a Deposit Processing Services Agreement in place with our current Partner Bank. The Deposit Processing Services Agreement will expire on December 31, 2022, and will automatically renew for an additional three year term unless either party elects not to renew. Our Partner Bank has indicated that it will not renew the current Deposit Processing Services Agreement under existing terms. We are considering multiple strategic alternatives in the event the Deposit Processing Services Agreement is not renewed including internalizing services upon the merger with FSB, partnering with other banks, utilizing a brokered deposit model, or entering into discussions with our current Partner Bank about a new Deposit Processing Services Agreement after December 31, 2022 at then current market rates and conditions. If we are unable to merge with FSB before the Deposit Processing Services Agreement expires, and are unable to pursue our alternative strategies on favorable terms, or at all, it could materially affect our revenues, results of operations, and financial condition. In addition, upon an expiration of the Deposit Processing Services Agreement, if we have not completed our merger with FSB, the amount of interchange revenues we may earn will be dependent on entering into agreements with qualifying partner banks. Our partner banks are subject to extensive regulation as banks, which could limit or restrict our activities.

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

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act. The Company is an emerging growth company and may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies.” As an emerging growth company, the Company is not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that our independent auditors review and attest as to the effectiveness of our internal control over financial reporting. Management is required to make an annual assessment of internal controls over financial reporting pursuant to Section 404(a). This assessment needs to include disclosure of any material weaknesses identified by management in internal control over financial reporting.

As described in Part II, Item 9A — Controls and Procedures, management has identified material weaknesses in the Company's internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The Company has developed a remediation plan to address the identified material weaknesses. If the Company’s remediation efforts are insufficient or if additional material weaknesses in internal control over financial reporting are discovered or occur in the future, the Company's consolidated financial statements may contain material misstatements and it could be required to revise or restate its financial results, which could materially and adversely affect the Company’s business, results of operations and financial condition, restrict its ability to access the capital markets, require it to expend significant resources to correct the material weaknesses, subject it to fines, penalties or judgments, harm its reputation or otherwise cause a decline in investor confidence.

Any inability to successfully integrate our recent or future mergers and acquisitions could have a material adverse effect on us.

Mergers and acquisitions typically require integration of the acquired companies’ sales and marketing, operating, manufacturing, distribution, finance and administrative functions, as well as exposure to different legal and regulatory regimes in jurisdictions in which we have not previously operated. We may not be able to integrate successfully any business we acquire into our existing business, or may not be able to do so in a timely, efficient and cost-effective manner. Our inability to complete the integration of new businesses in a timely and orderly manner could increase costs and lower profits. Factors affecting the successful integration of acquired businesses include, but are not limited to, the following:

• our inability to manage acquired businesses or control integration costs and other costs relating to mergers and acquisitions;

• diverting the attention of our management and that of the acquired business;

• merging or linking different accounting and financial reporting systems and systems of internal controls;

• merging computer, technology and other information networks and systems;

• assimilating personnel, human resources and other administrative departments and potentially contrasting corporate cultures;

• failure to retain existing key personnel of the acquired businesses and recruit qualified new employees at new locations;

• disrupting our relationship with, or loss of, key customers or suppliers;

• incurring or guaranteeing additional indebtedness;

• interfering with, or loss of momentum in, our ongoing business or that of the acquired company; and

• delays or cost-overruns in the integration process.

Any of these acquisition or other integration-related issues could divert management’s attention and resources from our day-to-day operations, cause significant disruption to our businesses, and lead to substantial additional costs. Our inability to realize the anticipated benefits of a merger or acquisition or to successfully integrate acquired companies as well as other transaction-related issues could have a material adverse effect on our businesses, financial condition, and results of operations.

In addition, possible future mergers, acquisitions, or dispositions may trigger a review by the U.S. Department of Justice, the Federal Deposit Insurance Corporation, and/or the State Attorneys General under their respective regulatory authority, focusing on the effects on competition, including the size or structure of the relevant markets and the pro-competitive benefits of the transaction. Any delay, prohibition or modification required by regulatory authorities could adversely affect the terms of a proposed merger or acquisition or could require us to modify or abandon an otherwise attractive acquisition opportunity.

We face a number of risks relating to our announced plans to merge with First Sound Bank.

On November 14, 2021, we entered into the Agreement and Plan of Reorganization and Merger with FSB, a Washington state-chartered bank. The completion of the merger will be subject to a number of conditions, including receipt of all necessary regulatory approvals, shareholder approvals from both FSB and BM Technologies shareholders, and other customary closing conditions. Certain of the conditions will not be within our control, and we cannot guarantee that we will be able to complete the merger as anticipated, or at all.

Our performance after consummating the FSB merger will depend, in part, on our ability to successfully and efficiently integrate FSB with our business in a cost-effective manner that does not significantly disrupt our consolidated operations. Additionally, our ability to execute on our plan will require additional capital which we may be unable to raise on favorable terms. There can be no assurance that we will be able to maintain and grow our business and operations during, and following, the integration. Integrating and coordinating certain aspects of the operations, products, and personnel of FSB involve complex operational and personnel-related challenges. This process has been and will continue to be time-consuming and expensive, may disrupt our business, and may not result in the full benefits expected from the merger. The potential difficulties, and resulting costs and delays, include:

• difficulties attracting and retaining key personnel;

• loss of customers and inability to attract new customers;

• issues in integrating information technology, services, communications, regulatory compliance and other systems;

• incompatibility of logistics, marketing, administration and other systems and processes;

• merging corporate and administrative infrastructures; and

• unforeseen and unexpected liabilities related to the merger.

Additionally, the continued integration of our operations, products and personnel may place a significant burden on management and other internal resources. The diversion of management’s attention, and any difficulties encountered in the transition and integration process, could harm our business, financial condition, and results of operations.

After the combination with FSB, we will be subject to additional regulation as a federally insured depository institution and state chartered bank. We may face additional compliance costs and burden of being in a highly-regulated industry. Finally, we may not receive the benefits of being a chartered bank in the time or scale that we anticipate, which could affect our prospects and results of operations.

The failure to consummate the merger with First Sound Bank could have a material adverse effect on our business.

In November 2021, we entered into an agreement to combine our business with FSB. The business combination is expected to be consummated prior to December 31, 2022. The business combination is a part of our broader strategic plan to become a fully integrated fintech driven bank and will allow us to internalize the deposit taking function and eliminate our dependence on our Partner Bank. If we fail to consummate the merger, we may have to renegotiate our business arrangements with our Partner Bank, including our Deposit Processing Services Agreement (which our Partner Bank has the right to terminate as early as December 31, 2022), or with another partner bank, and renegotiate certain business arrangements with certain of our other business partners. We cannot guarantee those agreements or arrangements will be renegotiated on similar or better terms or, alternatively, will be replaced by agreements or arrangements with new business partners on similar or better terms. As a result, the failure to consummate the merger transaction with FSB could have a material adverse effect on our business going forward.

Risks Related to our Common Stock and Warrants

An active, liquid trading market for our common stock may not be sustained.

We cannot predict the extent to which investor interest in our company will lead to the further development of a trading market on NYSE American or otherwise in the future or how active and liquid that market may become. If an active and liquid trading market is not sustained, you may have difficulty selling any of our common stock. Among other things, in the absence of a liquid public trading market:

•you may not be able to liquidate your investment in shares of common stock;

•you may not be able to resell your shares of common stock at or above the price attributed to them in the business combination;

•the market price of shares of common stock may experience significant price volatility; and

•there may be less efficiency in carrying out your purchase and sale orders.

If securities analysts publish negative evaluations of our common stock or if we lose analysts resulting in loss of research coverage or their evaluations of our stock are downgraded, the price of our common stock could decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We currently have limited research coverage by industry and financial analysts. However, the few analysts that provide coverage of us could stop and the trading price of our stock could be negatively affected. If one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our common stock could decline. If one or more of these analysts cease to cover our common stock, we could lose visibility in the market for our stock, which in turn could cause our common stock price to decline.

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

Our amended and restated certificate of incorporation and bylaws contain provisions to limit the ability of others to acquire control of the Company or cause us to engage in change-of-control transactions, including, among other things:

•provisions that authorize our board of directors, without action by our stockholders, to authorize by resolution the issuance of shares of preferred stock and to establish the number of shares to be included in such series, along with the preferential rights determined by our board of directors;

•provided that, our board of directors may also, subject to the rights of the holders of preferred stock, authorize shares of preferred stock to be increased or decreased by the approval of the board of directors and the affirmative vote of the holders of a majority in voting power of the outstanding shares of capital stock of the corporation;

•provisions that impose advance notice requirements, minimum shareholding periods and ownership thresholds, and other requirements and limitations on the ability of stockholders to propose matters for consideration at stockholder meetings; and

•a staggered board whereby our directors are divided into three classes, with each class subject to retirement and reelection once every three years on a rotating basis.

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

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

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

If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force a warrant holder: (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, will be substantially less than the market value of your warrants.

Our Warrants could increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of December 31, 2021 there were warrants outstanding to purchase an aggregate of 23,873,167 shares of our common stock. These warrants consist of 16,928,889 warrants originally included in the units issued in Megalith’s initial public offering and 6,945,778 private placement warrants less the public warrants exercised during the current year. Each warrant entitles its holder to purchase one share of our common stock at an exercise price of $11.50 per share and will generally expire at 5:00 p.m., New York time, on January 4, 2026 or earlier upon redemption of our common stock. To the extent warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to our then existing stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could depress the market price of our common stock.

Regulatory Risks

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

Third-Party Servicer

Because we provide services to some higher education institutions that involve handling federal student financial aid funds, we are considered a “third-party servicer” under Title IV of the Higher Education Act of 1965, which governs the administration of federal student financial aid programs. Those regulations require a third-party servicer annually to submit a compliance audit conducted by outside independent auditors that cover the servicer’s Title IV activities. Each year we are required to submit a “Compliance Attestation Examination of the Title IV Student Financial Assistance Programs” audit to the ED, which includes a report by an independent audit firm. This yearly compliance audit submission to ED provides comfort to our higher education institution clients that we are in compliance with applicable third-party servicer regulations. We also provide and will provide this compliance audit report to clients upon request to help them fulfill their compliance audit obligations as Title IV participating institutions.

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

Final rules relating to Title IV Cash Management were published in the Federal Register on October 30, 2015. The Final Rules include, among others, provisions related to (i) restrictions on the ability of higher education institutions and third-party servicers like us to market financial products to students including sending unsolicited debit cards to students, (ii) prohibitions on the assessment of certain types of account fees on student account holders, and (iii) requirements related to ATM access for student account holders that became effective as of July 1, 2016.

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

Our partner banks are subject to extensive regulation as a bank, which could limit or restrict our activities.

Banking is a highly regulated industry and our partner banks are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. As a service provider, we will be required to comply with many of these regulations on behalf of our partner banks, which will be costly and restrict certain of our activities, including loans and interest rates charged and interest rates paid on deposits.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our partner banks, and our own business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks, our cost of compliance could adversely affect our ability to operate profitably.

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

Further, regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks in the performance of their supervisory and enforcement duties. The exercise of this regulatory discretion and power could have a negative impact on our partner banks, and by extension, a negative impact on us. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, which could have a material adverse effect on our partner banks and on our own business, financial condition, and results of operations. Our Partner Bank is now over $10 billion in assets and is subject to the Durbin Amendment, which could have an adverse effect on our business. Pursuant to the Deposit Processing Services Agreement between us and our Partner Bank, it will reimburse us for a portion of the interchange fee lost as a result of being subject to the Durbin Amendment. However, we may not be able to find another banking partner that is not subject to the Durbin Amendment in the future or at all, or on terms that are attractive to us, and having a banking partner that is subject to the Durbin Amendment could reduce interchange revenue and negatively affect our prospects and results of operations.

General Risk Factors

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

Family Educational Rights and Privacy Act (“FERPA”) and Gramm-Leach-Bliley Act (“GLBA”)

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

We also are and will be subject to certain other federal rules regarding safeguarding personal information, including rules implementing the privacy provisions of the Gramm-Leach-Bliley Act of 1999, or GLBA State Laws. We may also become subject to similar state laws and regulations, including those that restrict higher education institutions from disclosing certain personally identifiable information of students. State attorneys general and other enforcement agencies may monitor our compliance with state and federal laws and regulations that affect our business, including those pertaining to higher education and banking, and conduct investigations of our business that are time consuming and expensive and could result in fines and penalties that have a material adverse effect on our business, financial condition, and results of operations.

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

Our management team has had limited public company management experience or responsibilities, and has limited experience managing a business and related financing activities of our size. This could impair our ability to comply with various legal and regulatory requirements, such as public company compliance and filing required reports and other required information on a timely basis. It may be expensive to develop, implement and maintain programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance and reporting obligations imposed by such laws and regulations, and we may not have the resources to do so. Any failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

We capitalize certain development costs related to internal software development; this capitalized asset could become impaired if there are changes in our business model that impact the expected use of that software.

At December 31, 2021, our net carrying value of developed software was $28.6 million, which made up a significant portion of our consolidated assets. This amount reflects the capitalized cost, net of accumulated amortization, of software that we developed internally as well as the remaining value of the acquired Higher One Disbursement business developed software. Changes in technology, our internal processes, or our business strategies or those of our partners could impact our ability to realize the value of our developed software, which could result in a write-down of the asset.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters, which occupies approximately 7,326 square feet, houses our executive and administrative operations under an operating lease that expires on September 29, 2022 and is located at 201 King of Prussia Road, Suite 350, Wayne, PA. We also lease approximately 23,000 square feet of office space located at 115 Munson Street, New Haven, CT, that expires on June 30, 2022. In addition, we have the rights to utilize other office space under the Transition Services Agreement with our Partner Bank which expires March 31, 2022. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.
ITEM 3. LEGAL PROCEEDINGS

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

Part II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock and warrants are each traded on the NYSE American Market under the symbols “BMTX,” “BMTX-WT,” respectively.
Holders
On May 3, 2022, there were 720 holders of record of our common stock and 17 holders of record of our warrants.
Securities Authorized for Issuance Under Equity Compensation Plans
As of December 31, 2021 the Company had registered 1,720,037 total shares of common stock under the 2020 Equity Incentive Plan (1,220,037 shares) and the 2021 Employee Stock Purchase Plan (500,000 shares).
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer
As of December 31, 2021, the Company has reacquired 14,500 forfeited shares of its common stock due to failure of the recipients to satisfy the required vesting conditions.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 8 “Consolidated Financial Statements and Supplementary Data” of this Form 10-K.
FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements about future financial and operating results, our plans, objectives, expectations and intentions with respect to future operations, products and services; and other statements identified by words such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “believe,” “intend,” “plan,” “projection,” “outlook” or words of similar meaning. These forward-looking statements include, but are not limited to, statements regarding the Company’s industry and market sizes, future opportunities for the Company and the Company’s estimated future results. Such forward-looking statements are based upon the current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. Actual results and the timing of events may differ materially from the results anticipated in these forward-looking statements.

BUSINESS OVERVIEW

BM Technologies, Inc. (“BMTX” or “the Company”) (formerly known as BankMobile) provides state-of-the-art high-tech digital banking and disbursement services to consumers and students nationwide through a full service fintech banking platform, accessible to customers anywhere and anytime through digital channels. BMTX facilitates deposits and banking services between a customer and our Partner Bank, Customers Bank, which is a related party and a Federal Deposit Insurance Corporation (“FDIC”) insured bank. BMTX’s business model leverages partners’ existing customer bases to achieve high volume, low-cost customer acquisition in its Disbursement, BaaS, and Workplace Banking businesses.

BMTX has four primary revenue sources: interchange and card revenue, servicing fees from our Partner Bank, account fees, and university fees. The majority of revenues are driven by customer activity (deposits, spend, transactions, etc.) but may be paid or passed through by the Company’s Partner Bank, universities, or paid directly by customers. The Company is actively working on its pipeline of prospective new BaaS customers to offer a suite of financial services products.

BMTX is a Delaware corporation, originally incorporated as Megalith Financial Acquisition Corp in November, 2017 and renamed BM Technologies, Inc. in January 2021 at the time of the merger between Megalith Financial Acquisition Corp and BankMobile Technologies, Inc. Until January 4, 2021, BankMobile Technologies, Inc. was a wholly-owned subsidiary of Customers Bank (“Customers Bank”). Customers Bank is a Pennsylvania state-chartered bank and a wholly-owned subsidiary of Customers Bancorp, Inc. (the “Bancorp” or “Customers Bancorp”), a bank holding company. Customers Bank is our Partner Bank. Our Partner Bank holds the FDIC insured deposits that we source and service and is the issuing bank on our debit cards. Our Partner Bank pays us a deposit servicing fee for the deposits generated and passes through interchange income earned from debit transactions. Deposit servicing fees and interchange income are our largest revenue sources.

BMTX is not a bank, does not hold a bank charter, and it does not provide banking services, and as a result we are not subject to direct banking regulation, except as a service provider to our Partner Bank. We are also subject to the regulations of the ED, due to our student Disbursements business, and are periodically examined by them. Our contracts with most of our higher education institutional clients requires us to comply with numerous laws and regulations, including, where applicable, regulations promulgated by the ED regarding the handling of student financial aid funds received by institutions on behalf of their students under Title IV; FERPA; the Electronic Fund Transfer Act and Regulation E; the USA PATRIOT Act and related anti-money laundering requirements; and certain federal rules regarding safeguarding personal information, including rules implementing the privacy provisions of GLBA. Other products and services offered by us may also be subject to other federal and state laws and regulations.

BMTX’s higher education serviced deposits fluctuate throughout the year due primarily to the relationship between the deposits level and the typical cycles of student disbursements from higher education institutions. Serviced deposit balances typically experience seasonal lows in December and July and experience seasonal highs in September and January when individual account balances are generally at their peak. Debit spend follows a similar seasonal trend but may slightly lag increases in balances.

On November 14, 2021, we entered into the Agreement and Plan of Reorganization and Merger with FSB, a Washington state-chartered bank.
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

COVID-19

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. The spread of COVID-19 created a global public health crisis that resulted in unprecedented uncertainty, economic volatility, and disruption in financial markets and in governmental, commercial, and consumer activity in the United States and globally, including the markets that BMTX serves. In response to the pandemic, we enabled nearly all of our employees to work remotely and limited business travel. We are a “Remote First” company and most of our employees have no assigned work location or regular in-office work requirement.

With the initial outbreak of COVID-19 in 2020, the Company experienced an initial decline in revenues as compared to the pre-COVID-19 period. On March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security (“CARES”) Act” was signed into law and contained substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic and stimulate the economy, including cash payments to taxpayers, increased unemployment benefits, and to support higher education through the Higher Education Emergency Relief Fund (“HEERF”). This stimulus resulted in increased serviced deposit balances, debit card spend, and revenues, a trend that continued into early 2021. However, we have seen the growth rate slow in recent periods compared to the accelerated growth rate we experienced during early 2021.
BUSINESS MEASUREMENTS

We believe that the following business measurements are important performance indicators for our business:

•Debit card POS spend (higher education and new business). Spend represents the dollar amount that our customers spend on their debit cards through a signature or PIN network. Spend is a key performance indicator, as the company earns a small percentage of every dollar spent as interchange income and spend is the primary driver of our card revenues.

•Serviced deposits (ending and average; higher education and new business). Serviced deposits represent the dollar amount of deposits that are in customer accounts serviced by our Company. Our deposit servicing fee is based on a contractual arrangement with our Partner Bank and the average balance of serviced deposits is the primary driver of our deposit servicing fees. Average deposits have the strongest correlation to current period serviced deposits, but ending deposits provide information at a point in time and serve as the starting point for the following period.

•Higher education retention. Retention is a key measure of our value proposition with higher education customers. We measure retention in terms of Signed Student Enrollments (SSEs), which represents the number of students enrolled at higher education institutions. Retention is calculated by subtracting lost SSEs from starting SSEs and taking that amount as a percentage of the starting SSEs.

•Higher education financial aid refund disbursement. Represents the dollar amount of all funds that we process for a college or university partner, whether it is distributed by ACH, check, or into a BankMobile Vibe account. This is a measure of the business we process for our higher education partners in exchange for their subscription and other fees, as well as a measure of the potential that we have the opportunity to capture into our serviced accounts.

•Higher education organic deposits. Organic deposits represent the dollar total of all deposits made into a higher education BankMobile Vibe account except for funds processed through a college or university partner. Because this includes funds that the account holder adds to the account and excludes the funds processed through the higher education institution, it is viewed as a strong indicator of traction with the customer.

CRITICAL ACCOUNTING POLICIES
We have adopted various accounting policies that govern the application of U.S. GAAP and that are consistent with general practices within the fintech industry in the preparation of these financial statements. Our significant accounting policies are described in Note 2 - Basis of Presentation and Significant Accounting Policies in the Notes to the Consolidated Financial Statements herein.

Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets. We consider these accounting policies to be critical accounting policies. The judgments and assumptions used are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Due to the nature of the judgments and assumptions management makes, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of our assets.

The critical accounting policies that are both important to the portrayal of our financial condition and results of operations and require complex, subjective judgments are the accounting policies for the following: share-based compensation, provision for operating losses, income taxes, goodwill and other intangibles, developed software, and accounting for public and private warrants.

Share-Based Compensation Expense

The Company uses share-based compensation, including stock, restricted stock units and performance stock units, to provide long-term performance incentives for its employees and directors. Share-based compensation is recognized on a straight-line basis over the requisite service period of the award based on their grant-date fair value for time-based awards. Compensation related to performance-based awards are recognized over the period the performance obligation is expected to be satisfied. Forfeitures are recognized as they occur. Share-based compensation expense is included in Salaries and employee benefits. In addition, the holders of restricted shares may elect to surrender a portion of their shares on the vesting date to cover their income tax obligations.

Provision for Operating Losses

The provision for operating losses represents our payments for losses resulting from fraud or theft-based transactions that have generally been disputed by our serviced deposit account holders and Regulation E card claim losses incurred by us, as well as estimated liability for such losses where such disputes have not been resolved as of the end of the reporting period. Fraud or theft-based related losses are recognized when realized or incurred. Reg E claims made up a vast majority of the losses. The remaining fraud or theft-based losses are mostly Check Fraud and ACH/Wire Fraud.

The main source of Reg E losses is card holder claims of unauthorized use of their debit card. Drivers include, but are not limited to transaction purchase volume, in person vs. online, macroeconomic conditions, changes in customer behavior, and regulatory changes. A customer has 60 days to dispute a charge. BMTX may decline the claim within 10 days or advance the funds to the account holder if the investigation is still pending. BMTX may continue to investigate transactions for 35 more days, before making its final decision. At conclusion of the investigation, the advance is reversed or is made permanent. BMTX’s loss includes closed disputes where the customer is entitled to keep the funds advanced, an expected loss on actual disputes that are pending investigation, which is based on historical experience, as well as an estimate of disputes not yet disputed. The estimated liability for disputes not yet disputed is created by applying historical rates of transactions disputed after the reporting period end date and applying that rate to actual debit card volume in the period. This estimate of future disputes is then adjusted for our estimate of the amount disputed that we expect to result in a loss, which is estimated based on our historical experience. Our estimation process is subject to risks and uncertainties, including that future performance may be different from our historical experience. Accordingly, our actual loss experience may not match expectations.

Fraud or theft-based related losses are recognized when realized or incurred. Drivers include, but are not limited to efforts by organized or unorganized fraudsters to target an account, customer complicity, customer lack of proper password safeguarding or other preventative measures, onboarding approval procedures, changes in account funds availability, in person vs. online transactions, macroeconomic conditions, changes in customer behavior, and regulatory changes.

Income Taxes

BMTX accounts for income taxes under the liability method of accounting for income taxes. The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. BMTX determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

A tax position is recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the term upon examination includes resolution of the related appeals or litigation process. A tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.

In assessing the realizability of federal or state deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and prudent, feasible and permissible as well as available tax planning strategies in making this assessment.

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price over the identifiable net assets of businesses acquired through business combinations accounted for under the acquisition method. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangible assets that have finite lives, such as university relationships, are subject to impairment testing. Intangible assets are amortized on a straight-line basis over twenty years.

Goodwill is reviewed for impairment annually as of October 31 and between annual tests when events and circumstances indicate that impairment may have occurred. The goodwill impairment charge represents the amount by which the reporting unit’s carrying amount exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. BMTX applies a qualitative assessment to determine if the one-step quantitative impairment test is necessary.

Other intangibles subject to amortization are reviewed for impairment under FASB ASC 360, Property, Plant and Equipment, which requires that a long-lived asset or asset group be tested for recoverability whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.

As part of its qualitative assessment, BMTX reviews regional and national trends in current and expected economic conditions, examining indicators such as GDP growth, interest rates and unemployment rates. BMTX also considers its own historical performance (through BankMobile), expectations of future performance, indicative deal values, and other trends specific to its industry.

Developed Software

Developed software includes internally developed software and developed software acquired in the Higher One Disbursement business acquisition. Internally developed software and related capitalized work-in-process costs relate to the development of digital banking platforms to connect BaaS banking customers to partner banks.

BMTX capitalizes certain internal and external costs incurred to develop internal-use software during the application development stage. BMTX also capitalizes the cost of specified upgrades and enhancements to internal-use software that result in additional functionality. Once a development project is substantially complete and the software is ready for its intended use, BMTX begins amortizing these costs on a straight-line basis over the internal-use software’s estimated useful life, which range from three to seven years.

The Higher One Disbursement business developed software is related to the Disbursement business services to colleges and universities and delivering services to students. The Higher One Disbursement business developed software was recorded at the amount determined by a third-party valuation expert and was estimated based on expected revenue attributable to the software utilizing a discounted cash flow methodology, giving consideration to potential obsolescence. The estimated useful life of the Higher One Disbursement business developed software is 10 years.

The Company reviews the carrying value of developed software for impairment by measuring the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. If the Company determines that the carrying amount is impaired, the asset is written down to fair value. Fair value is determined based on discounted cash flows or management’s estimates, depending on the nature of the assets.

Public & Private Warrants

The Company has Public and Private Warrants outstanding as a result of the merger transaction which occurred on January 4, 2021. Each whole warrant entitles the registered holder to purchase one whole share of common stock at a price of $11.50 a share. The warrants expire January 4, 2026, or earlier upon redemption or liquidation and the Company has redemption rights if our common stock trades above $24.00 for 20 out of 30 days. The Private Warrants are identical to the Public Warrants except that the Private Warrants are non-redeemable and exercisable on a cashless basis so long as they are held by the sponsor and certain others.

The Private Warrants and the Public Warrants are treated differently for accounting purposes. In accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity, the Private Warrants are accounted for as liabilities and will be marked-to-market each reporting period with the change recognized in earnings. In general, under the mark-to-market accounting model, as the Company’s stock price increases, the warrant liability increases, and the Company recognizes additional expense in its Consolidated Statements of Income (Loss) – the opposite when the stock price declines. Accordingly, the periodic revaluation of the Private Warrants could result in significant volatility in our reported earnings. The amounts recognized are a mark-to-market accounting determination and are non-cash.

In accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity, for accounting purposes the Public Warrants are treated as equity instruments. Accordingly, the Public Warrants are not marked-to-market each reporting period, thus there is no impact to earnings. Any future exercises of the Public Warrants will be recorded as cash received and recorded in Cash and cash equivalents, with a corresponding offset to Additional paid-in capital in equity.

NEW ACCOUNTING PRONOUNCEMENTS
The FASB has issued accounting standards that have not yet become effective and that may impact BMTX’s consolidated financial statements or its disclosures in future periods. Note 2 — Basis of Presentation and Significant Accounting Policies provides information regarding those accounting standards.
RESULTS OF OPERATIONS
The following discussion of our results of operations should be read in conjunction with our Consolidated Financial Statements, including the accompanying notes. The following summarized tables set forth our operating results for the twelve months ended December 31, 2021 and December 31, 2020:

	Twelve Months Ended December 31,			% Change
	2021	2020
(dollars in thousands, except per share data)		(As Restated)	Change
Operating revenues	$94,987	$66,437	$28,550	43%
Operating expenses	89,321	77,233	12,088	16%
Income (loss) from operations	5,666	(10,796)	16,462	NM
Gain on fair value of private warrant liability	17,225	—	17,225	100%
Interest expense	(96)	(1,395)	1,299	(93)%
Income (loss) before income tax expense	22,795	(12,191)	34,986	NM
Income tax expense	5,752	23	5,729	NM
Net income (loss)	$17,043	$(12,214)	$29,257	NM

Net Income (loss) per share - basic	$1.44	$(1.99)	$3.43	NM
Net Income (loss) per share - diluted	$1.43	$(1.99)	$3.42	NM
NM refers to changes greater than 150%.

For the twelve months ended December 31, 2021, we had substantially higher operating profitability as compared to the twelve months ended December 31, 2020. The increase was almost entirely due to additional revenues which increased 43% as compared to the prior year as compared to operating expenses which increased by only 16% resulting in improved operating profitability. The increase in revenue is primarily driven by an increase in Servicing fees from Partner Bank which increased $22.6 million as compared to the prior period. In addition to increased income from operations, we experienced a year to date gain on the fair value of the private warrant liability and decreased interest expense. The resulting increased profitability for the period drove an increase in income tax expense for the period. The increased profitability as compared to the prior period was reflected in our Basic and Diluted Earnings Per Share amounts which increased to $1.44 and $1.43 for the twelve months ended December 31, 2021, respectively as compared to $(1.99) for both Basic and Diluted Earnings Per Share for the twelve months ended December 31, 2020. The reasons for these movements in revenue and expenses are discussed in further detail below.
Operating Revenues

	Twelve Months Ended December 31,			% Change
	2021	2020
(dollars in thousands)		(As Restated)	Change
Revenues:
Interchange and card revenue	$28,078	$25,864	$2,214	9%
Servicing fees from Partner Bank	45,105	22,465	22,640	101%
Account fees	10,668	11,308	(640)	(6)%
University fees	5,693	5,320	373	7%
Other revenue	5,443	1,480	3,963	NM
Total operating revenues	$94,987	$66,437	$28,550	43%
NM refers to changes greater than 150%.

For the twelve months ended December 31, 2021, total revenues increased $28.6 million, or 43% as compared to the twelve months ended December 31, 2020. This increase is primarily attributable to a $22.6 million increase in Servicing fees from our Partner Bank, driven by an increase in average serviced deposits period over period from $0.8 billion to $1.6 billion. The Company expects continued growth in average serviced deposits in the future. In addition, we had a $4.0 million increase in Other revenue, due to higher banking-as-a-service project revenues, and a $2.2 million increase in Interchange and card revenue due to an increase in total spend as compared to the prior period. These increases in revenue were partially offset by a decrease in Account fees of $0.6 million. The decrease in Account fees of $0.6 million is primarily driven by reduced fees in our Higher Education business.
Operating Expenses

	Twelve Months Ended December 31,			% Change
(dollars in thousands)	2021	2020	Change
Technology, communication, and processing	$28,973	$27,404	$1,569	6%
Salaries and employee benefits	38,036	26,076	11,960	46%
Professional services	10,395	9,304	1,091	12%
Provision for operating losses	5,419	5,170	249	5%
Occupancy	1,197	1,428	(231)	(16)%
Customer related supplies	2,214	3,236	(1,022)	(32)%
Advertising and promotion	654	941	(287)	(30)%
Merger and acquisition related expenses	65	739	(674)	(91)%
Other expense	2,368	2,935	(567)	(19)%
Total operating expenses	$89,321	$77,233	$12,088	16%

For the twelve months ended December 31, 2021, operating expenses increased $12.1 million, or 16% as compared to the twelve months ended December 31, 2020. This increase is primarily attributable to a $12.0 million increase in Salaries and employee benefits, a $1.6 million increase in Technology, communication, and processing, and a $1.1 million increase in Professional services. The increase in Salaries and employee benefits included $9.5 million for the January 4th, 2021 share-based compensation award and $0.8 million for the accelerated vesting of restricted stock units and stock options previously granted by our former parent to certain of the Company’s employees in connection with the divestiture of the Company, and $1.0 million for executive restricted share units granted during 2021. The increase in Technology, communication, and processing expense year-over-year reflects an increase in stand-alone technology and cloud computing costs, as well as lower partner reimbursements of certain technology costs in 2021. These increases were partially offset by a $1.0 million decrease in Customer related supplies, a $0.7 million decrease in Merger and acquisition related expenses, and a $0.6 million decrease in Other expense.

Income Tax Expense
The Company’s effective tax rate was 25.2% for the twelve months ended December 31, 2021. The effective tax rate differs from the Company’s federal statutory rate of 21.0% due to the non-taxable fair value adjustments related to the non-compensatory private warrant liability being recorded through earnings as well as tax expense related to the estimated annual increase of the valuation allowance established against deferred tax assets.
LIQUIDITY AND CAPITAL RESOURCES
We currently finance our operations through cash flows provided by operating activities. We had a substantial increase in cash from operating activities in the twelve months ended December 31, 2021 compared to the twelve months ended December 31, 2020. We had $25.7 million of Cash and cash equivalents as of December 31, 2021.
We intend to fund our ongoing operating activities with our existing cash and expected cash flows from operations; we believe these sources of liquidity will be adequate for at least the next twelve months. However, should additional liquidity be necessary, the Company could consider equity or debt financing, but there are no assurances that additional capital would be available or on terms that are acceptable to us.
The table below summarizes our cash flows for the periods indicated:

	Twelve Months Ended December 31,			% Change
	2021	2020
(dollars in thousands)		(As Restated)	Change
Net cash provided by operating activities	$27,543	$16,038	$11,505	72%
Net cash used in investing activities	(733)	(4,020)	3,287	(82)%
Net cash used in financing activities	(4,095)	(17,615)	13,520	(77)%
Net increase (decrease) in cash and cash equivalents	$22,715	$(5,597)	$28,312	NM
NM refers to changes greater than 150%.
Cash Flows Provided by Operating Activities
Cash provided by operating activities was $27.5 million in the twelve months ended December 31, 2021 compared to cash provided of $16.0 million in the twelve months ended December 31, 2020, an increase of $11.5 million. The increase was driven primarily by the increase in Income (loss) from operations for the twelve months ended December 31, 2021 as compared to the prior year.

Cash Flows Used in Investing Activities
Cash used in investing activities decreased $3.3 million in the twelve months ended December 31, 2021 as compared to the twelve months ended December 31, 2020, primarily due to reduced capitalization of development costs related to internal use software as compared to the prior year.

Cash Flows Used in Financing Activities
Cash used in financing activities decreased $13.5 million as compared to the prior year. The $4.1 million used in financing activities for the twelve months ended December 31, 2021 reflects the repayment of $21.0 million of debt substantially offset by $16.9 million of net cash proceeds from the recapitalization transaction. For the twelve months ended December 31, 2020, $19.0 million was recorded for repayments on borrowings that were partially offset by $1.4 million in capital contributions from the Company’s Partner Bank.
CONTRACTUAL OBLIGATIONS
During the twelve months ended December 31, 2021, BMTX repaid its debt outstanding. Note 7 - Borrowings from Partner Bank in the Notes to the Consolidated Financial Statements herein provides additional information. There were no other material changes in our contractual obligations during the twelve months ended December 31, 2021.

A summary of the Company’s outstanding contractual obligations as of December 31, 2021 is as follows:

	Payments Due by Period
(dollars in thousands)	Within 1 year	1 to 3 years	More than 3 years	Total Amounts Committed
Operating leases	$418	$—	$—	$418
	$418	$—	$—	$418
Off-Balance Sheet Arrangements
As of December 31, 2021, we did not have any off-balance sheet arrangements.
ITEM 7A. QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Risk

We are exposed to economic risks in the normal course of business primarily such as concentration of credit risk. Potential concentration of credit risk consists primarily of accounts receivable from our Partner Bank, BaaS partners, MasterCard, and higher education institution clients. Historically, we have not experienced any material losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these balances.

At December 31, 2021 and December 31, 2020, our Partner Bank accounted for 61% and 31% (As Restated) of our total Accounts receivable, net, respectively. At December 31, 2021 and December 31, 2020, a BaaS partner accounted for 13% and 46% (As Restated) of our total Accounts receivable, net, respectively. MasterCard accounted for 17% (As Restated) of our total Accounts receivable, net at both December 31, 2021 and December 31, 2020.

Financial instruments that potentially subject the Company to credit risk consist principally of cash held in the Company's operating account. Cash is maintained in accounts with our Partner Bank, which, at times may exceed the FDIC coverage of $250,000. At December 31, 2021, the Company has not experienced losses on these cash accounts and management believes, based upon the quality of the our Partner Bank, that the credit risk with regard to these deposits is not significant.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
BM Technologies, Inc.
Wayne, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BM Technologies, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Restatement to Correct 2020 Misstatement

As discussed in Notes 2 and 16 to the consolidated financial statements, the 2020 financial statements have been restated to correct a misstatement.

Customer Concentration

As disclosed in Note 2 – Customer and Vendor Concentrations and Note 14 – Relationship with our Partner Bank, to the consolidated financial statements for the twelve months ended December 31, 2021 and 2020, the Company’s Partner Bank accounted for 87% and 86% of its Total operating revenues, respectively, through a Deposit Servicing Agreement. See Note 15 - Subsequent Events for the recent statement that the Company’s Partner Bank will not renew the Deposit Servicing Agreement when it expires on December 31, 2022. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2018.
Philadelphia, Pennsylvania
May 10, 2022

BM TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
		(As Restated)
ASSETS
Cash and cash equivalents	$25,704	$2,989
Accounts receivable, net allowance for doubtful accounts of $79 and zero at December 31, 2021 and December 31, 2020, respectively.	9,161	10,033
Prepaid expenses and other current assets	1,779	2,348
Total current assets	36,644	15,370
Premises and equipment, net	346	401
Developed software, net	28,593	39,657
Goodwill	5,259	5,259
Other intangibles, net	4,749	5,070
Other assets	837	853
Total assets	$76,428	$66,610
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$7,033	$7,521
Taxes payable	1,807	—
Borrowings from Partner Bank	—	21,000
Current portion of operating lease liabilities	416	701
Deferred revenue, current	15,387	10,588
Total current liabilities	24,643	39,810
Non-current liabilities:
Operating lease liabilities	—	430
Deferred revenue, non-current	190	2,101
Liability for private warrants	13,614	—
Total liabilities	$38,447	$42,341
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock: Par value $0.0001 per share; 10,000,000 authorized, none issued or outstanding at both December 31, 2021 and December 31, 2020.	$—	$—
Common stock: Par value $0.0001 per share; 1 billion shares authorized; 12,193,378 shares issued and outstanding at December 31, 2021; 6,123,432 shares issued and outstanding at December 31, 2020.	1	1
Additional paid-in capital	60,686	64,017
Accumulated deficit	(22,706)	(39,749)
Total shareholders’ equity	$37,981	$24,269
Total liabilities and shareholders’ equity	$76,428	$66,610
See accompanying notes to the consolidated financial statements.

BM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(amounts in thousands, except per share data)

	Twelve Months Ended December 31,
	2021	2020
		(As Restated)
Operating revenues:
Interchange and card revenue	$28,078	$25,864
Servicing fees from Partner Bank	45,105	22,465
Account fees	10,668	11,308
University fees	5,693	5,320
Other revenue	5,443	1,480
Total operating revenues	94,987	66,437
Operating expenses:
Technology, communication, and processing	28,973	27,404
Salaries and employee benefits	38,036	26,076
Professional services	10,395	9,304
Provision for operating losses	5,419	5,170
Occupancy	1,197	1,428
Customer related supplies	2,214	3,236
Advertising and promotion	654	941
Merger and acquisition related expenses	65	739
Other expense	2,368	2,935
Total operating expenses	89,321	77,233
Income (loss) from operations	5,666	(10,796)
Non-operating income and expense:
Gain on fair value of private warrant liability	17,225	—
Interest expense	(96)	(1,395)
Income (loss) before income tax expense	22,795	(12,191)
Income tax expense	5,752	23
Net income (loss)	$17,043	$(12,214)

Weighted average number of shares outstanding - basic	11,851	6,123
Weighted average number of shares outstanding - diluted	11,939	6,123

Net Income (loss) per share - basic	$1.44	$(1.99)
Net Income (loss) per share - diluted	$1.43	$(1.99)
See accompanying notes to the consolidated financial statements.

BM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Twelve Months Ended Months Ended December 31, 2021 and 2020
(amounts in thousands, except share data)

	Common Stock
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2019(1)	6,123,432	$1	$62,164	$(27,535)	$34,630
Net loss (As Restated)	—	—	—	(12,214)	(12,214)
Capital contribution from Partner Bank	—	—	1,385	—	1,385
Share-based compensation expense	—	—	468	—	468
Balance at December 31, 2020 (As Restated)	6,123,432	$1	$64,017	$(39,749)	$24,269
Net income	—	—	—	17,043	17,043
Valuation of private warrants	—	—	(30,839)	—	(30,839)
Recapitalization transaction	4,759,911	—	16,148	—	16,148
Issuance of common stock as compensation	1,308,535	—	9,518	—	9,518
Issuance of common stock upon exercise of warrants	1,500	—	17	—	17
Share-based compensation expense	—	—	1,825	—	1,825
Balance at December 31, 2021	12,193,378	$1	$60,686	$(22,706)	$37,981
1As previously reported and retroactively adjusted in connection with the merger.

See accompanying notes to the consolidated financial statements.

BM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Twelve Months Ended December 31,
	2021	2020
		(As Restated)
Cash Flows from Operating Activities:
Net income (loss)	$17,043	$(12,214)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of premises and equipment	193	310
Amortization of developed software	11,444	11,047
Amortization of other intangible assets	321	664
Amortization of leased assets	820	1,253
Impairment of software assets	215	3,721
Share-based compensation expense	11,343	468
Gain on fair value of private warrant liability	(17,225)	—
Changes in operating assets and liabilities:
Accounts receivable, net	872	1,306
Prepaid expenses and other current assets	569	6,456
Other assets	(804)	372
Accounts payable and accrued liabilities	(1,228)	(3,572)
Taxes payable	1,807	—
Operating lease liabilities	(715)	(1,406)
Deferred revenue	2,888	10,751
Other liabilities	—	(3,118)
Net Cash Provided by Operating Activities	27,543	16,038
Cash Flows from Investing Activities:
Purchase or development of internal use software	(595)	(3,947)
Purchases of premises and equipment	(138)	(73)
Net Cash Used in Investing Activities	(733)	(4,020)
Cash Flows from Financing Activities:
Repayments of borrowings from Partner Bank	(21,000)	(19,000)
Capital contribution from Partner Bank	—	1,385
Proceeds from Recapitalization transaction	16,888	—
Proceeds from exercise of warrants	17	—
Net Cash Used in Financing Activities	(4,095)	(17,615)
Net Increase (Decrease) in Cash and Cash Equivalents	22,715	(5,597)
Cash and Cash Equivalents – Beginning	2,989	8,586
Cash and Cash Equivalents – Ending	$25,704	$2,989

Supplementary Cash Flow Information:
Income taxes paid, net of refunds	$4,224	$—
Interest paid	$178	$—
Noncash Operating, Investing and Financing Activities:
Shares issued to settle Megalith accounts payable in connection with Recapitalization transaction	$740	$—
Share-based compensation expense recorded as capital contribution from Partner Bank	$—	$468
See accompanying notes to the consolidated financial statements.

BM TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — DESCRIPTION OF THE BUSINESS AND MERGER TRANSACTION
Description of the Business

BM Technologies, Inc. (“BMTX” or “the Company”) (formerly known as BankMobile) provides state-of-the-art high-tech digital banking and disbursement services to consumers and students nationwide through a full service fintech banking platform, accessible to customers anywhere and anytime through digital channels.

BMTX facilitates deposits and banking services between a customer and our Partner Bank, Customers Bank, which is a related party and is a Federal Deposit Insurance Corporation (“FDIC”) insured bank. BMTX’s business model leverages partners’ existing customer bases to achieve high volume, low-cost customer acquisition in its Higher Education Disbursement, BaaS, and Workplace Banking businesses. BMTX has four primary revenue sources: interchange and card revenue, servicing fees from BMTX’s Partner Bank, account fees, and university fees. The majority of revenues are driven by customer activity (deposits, spend, transactions, etc.) but may be paid or passed through by BMTX’s Partner Bank, universities, or paid directly by customers.

BMTX is a Delaware corporation, originally incorporated as Megalith Financial Acquisition Corp in November 2017 and renamed BM Technologies, Inc. in January 2021 at the time of the merger between Megalith Financial Acquisition Corp and BankMobile Technologies, Inc. Until January 4, 2021, BankMobile Technologies, Inc. was a wholly-owned subsidiary of Customers Bank (“Customers Bank”), a Pennsylvania state-chartered bank and a wholly-owned subsidiary of Customers Bancorp, Inc. (the “Bancorp” or “Customers Bancorp”). Customers Bank is BMTX’s Partner Bank.

BMTX’s Partner Bank holds the FDIC insured deposits that BMTX sources and services and is the issuing bank on BMTX’s debit cards. BMTX’s Partner Bank pays the Company a deposit servicing fee for the deposits generated and passes through interchange income earned from debit transactions.

BMTX is not a bank, does not hold a bank charter, and does not provide banking services, and as a result it is not subject to direct banking regulation, except as a service provider to our Partner Bank. BMTX is also subject to the regulations of the ED, due to its student Disbursements business, and is periodically examined by it. BMTX’s contracts with most of its higher education institutional clients require it to comply with numerous laws and regulations, including, where applicable, regulations promulgated by the ED regarding the handling of student financial aid funds received by institutions on behalf of their students under Title IV; FERPA; the Electronic Fund Transfer Act and Regulation E; the USA PATRIOT Act and related anti-money laundering requirements; and certain federal rules regarding safeguarding personal information, including rules implementing the privacy provisions of the Gramm-Leach-Bliley Act (“GLBA”). Other products and services offered by BMTX may also be subject to other federal and state laws and regulations.
Seasonality

BMTX’s higher education serviced deposits fluctuate throughout the year due primarily to the inflow of funds typically disbursed at the start of a semester. Serviced deposit balances typically experience seasonal lows in December and July and experience seasonal highs in September and January when individual account balances are generally at their peak. Debit spend follows a similar seasonal trend, but may slightly lag increases in balances.

Impact of COVID-19 & CARES Act

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. The spread of COVID-19 created a global public health crisis that resulted in unprecedented uncertainty, economic volatility, and disruption in financial markets and in governmental, commercial, and consumer activity in the United States and globally, including the markets that BMTX serves. In response to the pandemic, we enabled nearly all of our employees to work remotely and limited business travel. We are a “Remote First” company and most of our employees have no assigned work location or regular in-office work requirement.

With the initial outbreak of COVID-19 in 2020, the Company experienced an initial decline in revenues as compared to the pre-COVID-19 period. On March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security (“CARES”) Act” was signed into law and contained substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic and stimulate the economy, including cash payments to taxpayers, increased unemployment benefits, and to support higher education through the Higher Education Emergency Relief Fund (“HEERF”). This stimulus resulted in increased serviced deposit balances, debit card spend, and revenues, a trend that continued into early 2021. However, we have seen the growth rate slow in recent periods compared to the accelerated growth rate we experienced during early 2021.

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

The merger was accounted for as a reverse recapitalization in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Under U.S. GAAP, BankMobile was treated as the “acquirer” company for financial reporting purposes and as a result, the transaction was treated as the equivalent of BankMobile issuing stock for the net assets of Megalith, accompanied by a recapitalization. The excess of the fair value of the shares issued over the value of the net monetary assets of Megalith was recognized as an adjustment to shareholders’ equity. There was no goodwill or other intangible assets recorded in the merger. Prior periods presented for comparative purposes represent the balances and activity of BM Technologies, Inc. (other than shares which were retroactively restated in connection with the merger).
The following table provides a summary of the significant sources and uses of cash related to the closing of the merger transaction:

(amounts in thousands)
Cash at Megalith	$27,669
Cash from PIPE (private investment in public entity) investors	20,003
Total sources of cash	47,672
Cash paid to underwriters and other transaction costs	(3,987)
Cash paid to Customers Bank as consideration	(23,125)
Cash from recapitalization transaction (A)	20,560
Cash used to pay down BMTX debt	(8,834)
Cash received by BMTX and used to pay down debt	(6,738)
Total cash used to pay down outstanding debt (B)	(15,572)
Net cash received by BMTX from the reverse recapitalization transaction through March 31, 2021 (A+B)	4,988
90 day merger true-up, cash paid by BMTX in May 2021	(3,672)
Final cash received by BMTX from the reverse recapitalization transaction through December 31, 2021	$1,316

The following table provides a reconciliation of the common shares related to the merger:

Shares held by legacy BankMobile shareholders - December 31, 2020	6,123,432
Shares related to the recapitalization transaction - January 4, 2021	6,076,946
Total shares issued and outstanding - January 4, 2021	12,200,378

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
•The ongoing operating activities of the post-combination company comprise those of BankMobile; and
•BankMobile paid a premium in the exchange of equity interests.
NOTE 2 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

These consolidated financial statements have been prepared in conformity with U.S. GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification "ASC" and Accounting Standards Update "ASU" of the Financial Accounting Standards Board "FASB".

Consolidation Policy

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Segment Reporting

The Company conducts its operations through a single operating segment and, therefore, one reportable segment. Operating segments are revenue-generating components of a company for which separate financial information is internally produced for regular use by the Chief Operating Decision Maker (“CODM”) to allocate resources and assess the performance of the business. Our CODM, Luvleen Sidhu, our CEO, uses a variety of measures to assess the performance of the business; however, detailed profitability information of the nature that could be used to allocate resources and assess the performance of the business are managed and reviewed for the Company as a whole.

Customer and Vendor Concentrations

At December 31, 2021 and December 31, 2020, our Partner Bank accounted for 61% and 31% (As Restated) of our total Accounts receivable, net, respectively. At December 31, 2021 and December 31, 2020, a BaaS partner accounted for 13% and 46% (As Restated) of our total Accounts receivable, net, respectively. MasterCard accounted for 17% (As Restated) of our total Accounts receivable, net at both December 31, 2021 and December 31, 2020.

For the twelve months ended December 31, 2021 and 2020, our Partner Bank, through a Deposit Processing Services Agreement, accounted for 87% and 86% of our Total operating revenues, respectively. See Note 14 – Relationship with our Partner Bank for additional information. Certain of these revenues are paid directly by MasterCard or individual account holders to the Company. On April 27, 2022, our Partner Bank indicated in a public filing that it will not renew the current Deposit Processing Services Agreement with the Company when it expires on December 31, 2022. See Note 15 - Subsequent Events for additional information.

For the twelve months ended December 31, 2021 and 2020, there is one vendor that accounted for 12% and 18% of our Total operating expenses, respectively.

Use of Estimates

These financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of BMTX for the periods presented. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include valuation of deferred tax assets, valuation of the private warrants, goodwill, and intangible asset impairment analysis. Actual results could differ from those estimates.

Prior Period Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. $2.4 million of expense for mailing and shipping costs that was previously included in Other expense is now included in Customer related supplies. In addition, $0.5 million of share-based compensation was previously disclosed as a component of Capital contribution from Customers Bank on the Consolidated Statements of Shareholders’ Equity, but is now disclosed as a separate financial statement line item entitled Share-based compensation expense.

Significant Accounting Policies

As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use the extended transition period under the JOBS Act.

Business Combinations

Business combinations are accounted for by applying the acquisition method in accordance with FASB ASC 805, Business Combinations. Under the acquisition method, identifiable assets acquired and liabilities assumed are measured at their fair values as of the date of acquisition, and are recognized separately from goodwill. Results of operations of the acquired entity are included in the statement of income from the date of acquisition. BMTX recognizes goodwill when the acquisition price exceeds the estimated fair value of the net assets acquired.

Cash and Cash Equivalents

Our cash is maintained at our Partner Bank, with a large majority of our cash balances at December 31, 2021 exceeding the Federal Deposit Insurance Corporation (“FDIC”)’s $250,000 insured limit per account. We have not experienced losses on cash balances exceeding the federally insured limits, but there can be no assurance that we will not experience such losses in the future.

Accounts Receivable

Accounts receivable primarily relate to billings for deposit processing services provided to our Partner Bank in addition to reimbursements to be received from a BaaS partner, as described in collaborative arrangements below, MasterCard incentive income, and uncollected university subscription and disbursement services fees. These amounts are recorded at face amounts less an allowance for doubtful accounts. Management evaluates accounts receivable and establishes the allowance for doubtful accounts based on historical experience, analysis of past due accounts and other current available information. Accounts receivable deemed to be uncollectible are individually identified and are charged-off against the allowance for doubtful accounts.

Premises and Equipment

Premises and equipment are recorded at cost less accumulated depreciation. Depreciation is charged to operations on a straight-line basis over the estimated useful lives of the assets or, in the case of leasehold improvements, the lease period, if shorter. Upon disposal or retirement of property and equipment, cost and related accumulated depreciation are removed from the accounts. Gains and losses from dispositions are credited or charged to operations. Expenditures for ordinary maintenance and repairs are charged to expense. Additions or betterments to property and equipment are capitalized at cost.

Developed Software

Developed software includes internally developed software and developed software acquired in the Higher One Disbursement business acquisition. Internally developed software and related capitalized work-in-process costs relate to the development of digital banking platforms to connect BaaS banking customers to partner banks.

BMTX capitalizes certain internal and external costs incurred to develop internal-use software during the application development stage. BMTX also capitalizes the cost of specified upgrades and enhancements to internal-use software that result in additional functionality. Once a development project is substantially complete and the software is ready for its intended use, BMTX begins amortizing these costs on a straight-line basis over the internal-use software’s estimated useful life, which range from three to seven years.

The Higher One Disbursement business developed software is related to the Disbursement business services to colleges and universities and delivering services to students. The Higher One Disbursement business developed software was recorded at the amount determined by a third-party valuation expert and was estimated based on expected revenue attributable to the software utilizing a discounted cash flow methodology, giving consideration to potential obsolescence. The estimated useful life of the Higher One Disbursement business developed software is 10 years.

The Company reviews the carrying value of developed software for impairment by measuring the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. If the Company determines that the carrying amount is impaired, the asset is written down to fair value. Fair value is determined based on discounted cash flows or management’s estimates, depending on the nature of the assets. There was $0.2 million and $3.7 million of impairment recognized for the twelve months ended December 31, 2021 and 2020, respectively.

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price over the identifiable net assets of businesses acquired through business combinations accounted for under the acquisition method. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangible assets that have finite lives, such as university relationships, are subject to impairment testing. Intangible assets are amortized on a straight-line basis over a period of twenty years.

Goodwill is reviewed for impairment annually as of October 31 and between annual tests when events and circumstances indicate that impairment may have occurred. The goodwill impairment charge represents the amount by which the reporting unit’s carrying amount exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. BMTX applies a qualitative assessment to determine if the one-step quantitative impairment test is necessary.

Other intangibles subject to amortization are reviewed for impairment under FASB ASC 360, Property, Plant and Equipment, which requires that a long-lived asset or asset group be tested for recoverability whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.

As part of its qualitative assessment, BMTX reviewed regional and national trends in current and expected economic conditions, examining indicators such as GDP growth, interest rates and unemployment rates. BMTX also considered its own historical performance (through BankMobile), expectations of future performance, indicative deal values, and other trends specific to its industry. Based on its qualitative assessment, BMTX determined that there was no evidence of impairment of the balance of goodwill and other intangible assets. As of December 31, 2021 and 2020, Goodwill was $5.3 million and Other intangibles, net was $4.7 million and $5.1 million, respectively.

Leases

BMTX enters into lease agreements primarily for the use of office space, all of which are classified as operating leases. At lease commencement date, BMTX recognizes right-of-use (“ROU”) assets and lease liabilities measured at the present value of lease payments over the lease term. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease expense for rental payments are recognized on a straight-line basis over the lease term and are included in Occupancy expense. In addition to rent, BMTX pays taxes and maintenance expenses, including an annual increase in operating expenses over the initial year’s expenses under certain leases as variable lease payments.

Deferred Revenue

Deferred revenue consists of payments received from customers, most significantly from our Partner Bank, prior to the performance of services. Deferred revenue is recognized over the service period on a straight-line basis or when the contractual performance obligation has been satisfied. The Company classifies deferred revenue on the Consolidated Balance Sheets in Deferred revenue, current and Deferred revenue, non-current.

Public & Private Warrants

The Company has Public and Private Warrants outstanding as a result of the merger transaction which occurred on January 4, 2021. Each warrant entitles the registered holder to purchase one whole share of common stock at a price of $11.50 a share. The warrants expire January 4, 2026, or earlier upon redemption or liquidation and the Company has redemption rights if our common stock trades above $24.00 for 20 out of 30 days. The Private Warrants are identical to the Public Warrants except that the Private Warrants are non-redeemable and exercisable on a cashless basis so long as they are held by the sponsor and certain others. The Private Warrants and the Public Warrants are treated differently for accounting purposes.

In accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity, the Private Warrants are accounted for as liabilities and will be marked-to-market each reporting period with the change recognized in earnings. In general, under the mark-to-market accounting model, as the Company’s stock price increases, the warrant liability increases, and the Company recognizes additional expense in its Consolidated Statements of Income (Loss) – the opposite when the stock price declines. Accordingly, the periodic revaluation of the Private Warrants could result in significant volatility in our reported earnings. For the twelve months ended December 31, 2021, the Company recognized a gain of $17.2 million. The amounts recognized are a mark-to-market accounting determination and are non-cash.

In accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity, the Public Warrants are treated as equity instruments. Accordingly, the Public Warrants are not marked-to-market each reporting period, thus there is no impact to earnings. Any future exercises of the Public Warrants will be recorded as cash received and recorded in Cash and cash equivalents, with a corresponding offset to Additional paid-in capital in equity.

Income Taxes

BMTX accounts for income taxes under the liability method of accounting for income taxes. The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. BMTX determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

A tax position is recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the term upon examination includes resolution of the related appeals or litigation process. A tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.

In assessing the realizability of federal or state deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and prudent, feasible and permissible as well as available tax planning strategies in making this assessment.

Loss Contingencies

In the ordinary course of business, the Company is regularly subject to various claims, suits, regulatory inquiries and investigations. The Company records a liability for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable, and the loss can be reasonably estimated. Management has also identified certain other legal matters where they believe an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that resolving claims against the Company, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the Company’s business, financial position, results of operations, or cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. The Company also evaluates other contingent matters, including income and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company.

Revenue Recognition

BMTX’s revenues from interchange and card revenue, servicing fees from Partner Bank, account fees, and university fees are within the scope of FASB ASC 606, Revenue from Contracts with Customers. The Company recognizes revenue in accordance with ASC 606 when the performance obligations related to the transfer of services under the terms of a contract are satisfied. Some obligations are satisfied at a point in time while others are satisfied over a period of time. Revenue is recognized as the amount of consideration to which the Company expects to be entitled to in exchange for transferring services to a customer. The Company’s customer contracts do not contain terms that require significant judgment to determine the variability impacting the transaction price. A performance obligation is deemed satisfied when the control over services is transferred to the customer. Control is transferred to a customer either at a point in time or over time. To determine when control is transferred at a point in time, the Company considers indicators, including but not limited to the right to payment, transfer of significant risk and rewards of ownership, and acceptance by the customer. When control is transferred over a period of time, the output method is used to measure progress for the transfer. The measure of progress used to assess completion of the performance obligation is based on time over the period of service. We assess our revenue arrangements against specific criteria in order to determine if we are acting as principal or agent. The Company determined that it is the agent in contracts for interchange and card revenue, and presents these revenues net of related expenses under ASC 606.

Interchange and card revenue

Interchange fees are earned whenever debit cards serviced by BMTX are processed through card payment networks. Interchange fees are recognized concurrent with the processing of the card transaction. Card revenue includes foreign ATM fees and MasterCard incentive income. ATM fees are recognized when the fee is deducted from the serviced account; MasterCard incentive income is primarily tied to debit spend volume and is recognized concurrent with spend.

Servicing fees from Partner Bank

BMTX sources and services deposit accounts for our Partner Bank and in exchange is paid servicing fees. Servicing fees and terms are established by individually negotiated contractual agreements. A fixed rate is applied to the daily average deposit balances. In all periods, servicing fees are recognized monthly based on average daily balances.

Account fees

BMTX earns account fees on BMTX serviced deposit accounts for transaction-based, account maintenance services. Account maintenance fees, which relate primarily to monthly maintenance fees for BMTX serviced accounts that do not meet minimum deposit balance requirements, are earned on a monthly basis representing the period over which BMTX satisfies its performance obligation. Transaction-based fees, which include services such as wire transfer fees, card replacement, and cash deposit via Green Dot network fees, are recognized at the time the transaction is executed. Service charges on deposit accounts are withdrawn from the depositor’s account balance.

University fees

BMTX earns university fees from higher education clients in exchange for financial aid and other student refund disbursement services provided. BMTX facilitates the distribution of financial aid and other refunds to students, while simultaneously enhancing the ability of the higher education institutions to comply with the federal regulations applicable to financial aid transactions. For these services, higher education institution clients are charged an annual subscription fee and/or per-transaction fee (e.g., check issuance, new card, card replacement fees) for certain transactions. The annual subscription fee is recognized ratably over the period of service using the output method and the transaction fees are recognized when the transaction is completed. BMTX typically enters into long-term (generally three or five-year initial term) contracts with higher education institutions to provide these refund management disbursement services.

Advertising and Promotion

Advertising and promotion costs are expensed as incurred.

Collaborative Arrangements

In the normal course of business, BMTX may enter into collaborative arrangements primarily to develop and commercialize banking products to its partners’ customers. Collaborative arrangements are contractual agreements with third parties that involve a joint operating activity where both BMTX and the collaborating BaaS partner are active participants in the activity and are exposed to the significant risks and rewards of the activity. Collaborative activities typically include research and development, technology, product development, marketing, and day-to-day operations of the banking product. These agreements create contractual rights and do not represent an entity in which we have an equity interest. BMTX accounts for its rights and obligations under the specific requirements of the contracts. These arrangements often require the sharing of revenue and expense. BMTX’s expenses incurred pursuant to these arrangements are reported net of any payments due to or amounts due from BMTX’s BaaS partners, which are recognized at the time the BaaS partner becomes obligated to pay.

For the twelve months ended December 31, 2021 and 2020, BMTX recognized proceeds of $15.7 million and $19.7 million (As Restated), respectively, from collaborative arrangements. These proceeds include $5.3 million and $3.5 million (As Restated), respectively, in revenues, primarily recorded in Other revenue and Interchange and card revenue on the Consolidated Statements of Income (Loss) and $10.4 million and $16.2 million (As Restated), respectively, in expense reimbursements, primarily recorded in Salaries and employee benefits and Professional services on the Consolidated Statements of Income (Loss).

Share-Based Compensation Expense

The Company uses share-based compensation, including stock, restricted stock units and performance stock units, to provide long-term performance incentives for its employees and directors. Share-based compensation is recognized on a straight-line basis over the requisite service period of the award based on their grant-date fair value for time-based awards. Compensation related to performance-based awards are recognized over the period the performance obligation is expected to be satisfied. Forfeitures are recognized as they occur. Share-based compensation expense is included in Salaries and employee benefits. In addition, the holders of restricted shares may elect to surrender a portion of their shares on the vesting date to cover their income tax obligations.

Provision for Operating Losses

The provision for operating losses represents BMTX’s payments for losses resulting from fraud or theft-based transactions that have generally been disputed by BMTX serviced deposit account holders, as well as an estimated cost for disputes that have not been resolved as of the end of the reporting period. The estimate is based on historical rates of loss on such transactions. The estimated exposure was $0.1 million and $0.4 million at December 31, 2021 and 2020 respectively; the changes period over period are presented within Provision for Operating Losses on the Consolidated Statements of Income (Loss).

Merger and Acquisition Related Expenses

In 2021, BMTX announced the signing of a definitive agreement to merge with First Sound Bank, a Seattle, Washington-based community business bank. The transaction is subject to regulatory approvals and other customary closing conditions and is expected to close in 2022. In connection with the merger, BMTX incurred $0.1 million in merger and acquisition expenses. In 2020, BMTX and Customers Bank entered into an Agreement and Plan of Merger with Megalith Financial Acquisition Corp. BMTX incurred $0.7 million in merger and acquisition expenses in 2020 related to the merger agreement with Megalith Financial Acquisition Corp. All merger related costs are included within Merger and acquisition related expenses on the Consolidated Statements of Income (Loss).

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes.” The ASU is expected to reduce cost and complexity related to the accounting for income taxes by eliminating the need for an organization to analyze whether certain exceptions apply in a given period and improving financial statement preparers’ application of certain income tax-related guidance. This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted the standard on January 1, 2021. The adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Accounting Standards Issued but Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by BMTX as of the required effective dates. Unless otherwise discussed, management believes the impact of any recently issued standards, including those issued but not yet adopted, will not have a material impact on its financial statements taken as a whole.

ASU 2020-04 - Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. This ASU is effective as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact that ASU 2020-04 may have on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity.

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

As a smaller reporting company, ASU 2020-06 is effective for BMTX for fiscal years beginning after December 15, 2023. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact that ASU 2020-06 may have on its consolidated financial statements and related disclosures.

Correction of Errors in Previously Issued Consolidated Financial Statements

In connection with the preparation of its consolidated financial statements for the twelve months ended December 31, 2021, the Company determined that its previously issued consolidated financial statements for the periods ended December 31, 2020, and March 31, June 30, and September 30, 2021 contained errors in the application of U.S. generally accepted accounting principles as summarized below.

Application of FASB ASC 718 Stock Compensation

The non-cash share-based compensation expense related to grants of BMTX common stock by its former parent, Customers Bank, to employees of the Company in connection with the January 4, 2021 divestiture of the Company, with a grant date fair value of $19.6 million, was incorrectly excluded from the Company’s stand-alone financial statements and should be recorded straight-line over the two-year post-grant vesting period ending January 3, 2023, net of any forfeitures. In addition, and also in connection with the January 4, 2021 divestiture of the Company, Customers Bank accelerated the vesting for existing restricted stock units and stock options previously granted to certain employees of the Company. The share-based compensation expense, net of forfeitures, associated with the accelerated vesting totaling $0.8 million was also incorrectly excluded from the Company’s stand-alone financial statements and should be recorded on the divestiture date.

Application of FASB ASC 210-20-45 and FASB ASC 606-10-45 for Presentation of Contract Liabilities, Receivables, and Payables

The Company incorrectly presented certain contract liabilities, accounts receivable, and accounts payable positions with our Partner Bank, which is a related party, and for which gross presentation is required as net Payable to Partner Bank on the Company’s Consolidated Balance Sheets for the periods ended December 31, 2020, and March 31, June 30, and September 30, 2021. These related party balances should be separately presented as Accounts receivable, net, Deferred revenue, current, and Accounts payable and accrued liabilities on the Company’s Consolidated Balance Sheets.

Restatement

In accordance with Staff Accounting Bulletin ("SAB") No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated these misstatements, and based on an analysis of quantitative and qualitative factors, determined that the impact of these misstatements was material to its reporting periods ended December 31, 2020, and March 31, June 30, and September 30, 2021.

Accordingly, the Company has restated its consolidated financial statements for the twelve months ended December 31, 2020 and interim reporting periods for the three-months ended March 31, 2021, three- and six-months ended June 30, 2021, and three- and nine- months ended September 30, 2021, respectively, and has included that restated financial information within this annual report.

Out of Period Adjustments

In light of the above errors, and based upon a review of the corrected and uncorrected out of period adjustments for 2021, the Company determined that it would be appropriate to record certain out of period adjustments in the correct period of entry in the Company’s consolidated financial statements, one of which was originally recorded and disclosed in the quarter ended September 30, 2021, both between the annual periods ending December 31, 2021 and 2020, as well as between the 2021 interim periods.

These adjustments impacted Interchange and card revenues, Technology, processing, and communication expense, and the related impact to Income tax expense on the Company’s Consolidated Statements of Income (Loss) with a net adjustment to previously reported net income (loss) of $(0.4) million, $0.3 million, $(0.3) million, and $0.5 million for the twelve months ended December 31, 2020 and interim reporting periods for the three-months ended March 31, 2021, six-months ended June 30, 2021, and nine-months ended September 30, 2021, respectively.

See Note 16 - Restatement of Previously Reported Consolidated Financial Statements for restatement of the Company's previously reported consolidated financial statements that were impacted by these misstatements.
NOTE 3 — ACCOUNTS RECEIVABLE
Accounts receivable primarily relate to billings for deposit processing services to our Partner Bank, MasterCard incentive income, uncollected university subscription and disbursement services fees, and receivables from a BaaS partner, and are recorded at face amounts less an allowance for doubtful accounts. Management evaluates accounts receivable and establishes the allowance for doubtful accounts based on historical experience, analysis of past due accounts and other current available information.

Accounts receivable deemed to be uncollectible are individually identified and are charged-off against the allowance for doubtful accounts. The allowance for doubtful accounts was $0.1 million at December 31, 2021 and zero at December 31, 2020.

(amounts in thousands)	Beginning Balance	Additions	Reductions	Ending Balance
Allowance for doubtful accounts
2021	$—	$171	$(92)	$79
2020	$—	$26	$(26)	$—

NOTE 4 — PREMISES AND EQUIPMENT AND DEVELOPED SOFTWARE

Premises and equipment

The components of premises and equipment were as follows:

(amounts in thousands)	Expected Useful Life	December 31, 2021	December 31, 2020
Leasehold improvements	5 years	$28	$28
Furniture, fixtures and equipment	10 years	243	243
IT equipment	3 to 5 years	1,813	1,675
		2,084	1,946
Accumulated depreciation		(1,738)	(1,545)
Total		$346	$401
Depreciation is recorded in Occupancy on the Consolidated Statements of Income (Loss). For the twelve months ended December 31, 2021 and 2020, BMTX recorded depreciation expense of $0.2 million and $0.3 million, respectively.
Developed software
The components of developed software were as follows:

(amounts in thousands)	Expected Useful Life	December 31, 2021	December 31, 2020
Higher One Disbursement business developed software	10 years	$27,400	$27,400
Internally developed software	3 to 7 years	41,683	40,104
Work-in-process		421	1,620
		69,504	69,124
Accumulated amortization		(40,911)	(29,467)
Total		$28,593	$39,657
Amortization expense is reported in Technology, communication and processing on the Consolidated Statements of Income (Loss). For the twelve months ended December 31, 2021 and 2020, BMTX recorded amortization expense of $11.4 million and $11.0 million, respectively. There was $0.2 million and $3.7 million of impairment recognized for the twelve months ended December 31, 2021 and 2020, respectively.

NOTE 5 — GOODWILL AND OTHER INTANGIBLES
Goodwill represents the excess of the purchase price over the identifiable net assets of the businesses acquired through business combinations accounted for under the acquisition method. Other intangibles, net represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. We have one intangible asset which is being amortized on a straight-line basis over twenty years.

Goodwill is reviewed for impairment annually as of October 31 and between annual tests when events and circumstances indicate that impairment may have occurred. There was no goodwill impairment for the twelve months ended December 31, 2021 and 2020.

Other intangibles, net includes assets subject to amortization are reviewed for impairment under FASB ASC 360, Property, Plant and Equipment. There was no impairment for Other intangibles, net for the twelve months ended December 31, 2021 and 2020.

The components of Other intangibles, net as of December 31, 2021 and 2020 were as follows:

(amounts in thousands)	Expected Useful Life	December 31, 2021	December 31, 2020
Customer relationships – universities	20 years	$6,402	$6,402
Accumulated amortization		(1,653)	(1,332)
Total		$4,749	$5,070
Other intangibles, net amortization expense is reported in Other expense on the Consolidated Statements of Income (Loss). For the twelve months ended December 31, 2021 and 2020, BMTX recorded amortization expense of $0.3 million and $0.7 million, respectively.
The university customer relationships will be amortized in future periods as follows:

2022	$320
2023	320
2024	320
2025	320
2026	320
After 2026	3,149
Total	$4,749
NOTE 6 — LEASES
At December 31, 2021, BMTX leased two offices under operating leases. The leases consist of 5-year lease terms with options to renew the leases or extend the term annually or with mutual agreement. The leases include variable lease payments that are based on an index or rate, such as an annual increase in operating expenses over the initial lease year’s expenses. Variable lease payments are not included in the lease liability or right-of-use (“ROU”) asset and are recognized in the period in which the obligations for those payments are incurred. BMTX’s operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. As BMTX’s operating leases do not provide an implicit rate, BMTX utilized the incremental borrowing rate of its former parent based on the information available at either the adoption of FASB ASC 842, Leases or the commencement date of the lease, whichever was later, when determining the present value of lease payments.

The following table summarizes operating lease ROU assets and operating lease liabilities and their corresponding classification on the Company’s Consolidated Balance Sheets:

(amounts in thousands)	Classification	December 31, 2021	December 31, 2020
Assets:
Operating lease ROU assets	Other assets	$398	$1,218
Liabilities:
Operating lease liabilities	Operating lease liabilities	$416	$1,131

Operating lease expenses are reported in Occupancy on the Consolidated Statements of Income (Loss). For the twelve months ended December 31, 2021 and 2020, BMTX recorded lease expenses related to operating leases of $1.0 million and $0.9 million, respectively.

The maturities of non-cancelable operating lease liabilities were as follows at December 31, 2021:

(amounts in thousands)	December 31, 2021
2022	$418
Total minimum payments	418
Less: interest	(2)
Present value of lease liabilities	$416

For the twelve months ended December 31, 2021 and 2020, BMTX paid $0.7 million and $1.4 million (As Restated) in cash pursuant to its operating lease liabilities. These cash payments were reported as cash flows used in operating activities in the Consolidated Statements of Cash Flows.
The following table summarizes the weighted average remaining lease term and discount rate for BMTX’s operating leases at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Weighted average remaining lease term (years)
Operating leases	0.6 years	1.6 years
Weighted average discount rate
Operating leases	1.0%	1.4%

NOTE 7 — BORROWINGS FROM PARTNER BANK
In 2021, BMTX had a $10.0 million line of credit with our Partner Bank, which is a related party of the Company. The amount that may be borrowed was subject to a borrowing base limit based on a percentage of BMTX’s accounts receivable balance. The $10.0 million line of credit carried an interest rate equal to one-month LIBOR plus 375 bps. LIBOR means the One Month London Inter-Bank Offered Rate as published in the Money Section of the Wall Street Journal on the last U.S. business day of the month, but in no event shall the LIBOR rate used for the line of credit be less than 50 basis points. Interest was paid monthly in arrears with the principal due in its entirety at the maturity date per the original arrangement. Borrowed funds could have been repaid at any time without penalty. The line of credit was originally scheduled to mature on January 4, 2022. On November 30, 2021, BMTX and our Partner Bank agreed to terminate the line of credit. There was zero balance outstanding under the line of credit as of December 31, 2021. As of December 31, 2020, there was $21.0 million outstanding under a previous $50.0 million line of credit from the Company’s Partner Bank, which was terminated as part of the Company’s divestiture on January 4, 2021.

NOTE 8 — COMMITMENTS AND CONTINGENCIES
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the financial statements that are not currently accrued for. However, in light of the uncertainties inherent in these matters, it is possible that the ultimate resolution may have a material adverse effect on BMTX’s results of operations for a particular period, and future changes in circumstances or additional information could result in accruals or resolution in excess of established accruals, which could adversely affect BMTX’s results of operations, potentially materially.

NOTE 9 — SHAREHOLDERS’ EQUITY AND PRIVATE WARRANT LIABILITY

The Consolidated Statements of Changes in Shareholders’ Equity reflect the reverse recapitalization as of January 4, 2021, as discussed in Note 1 - Description of the Business and Merger Transaction. Since BMTX was determined to be the accounting acquirer in the transaction, all periods prior to the consummation of the transaction reflect the balances and activity of BMTX (other than shares which were retroactively restated in connection with the transaction).

Common Stock

The Company is authorized to issue 1,000,000,000 shares of common stock, par value $0.0001 per share. At December 31, 2021, there were 12,193,378 shares of common stock issued and outstanding, which includes the 300,000 performance based shares discussed below. At December 31, 2020, there were 6,123,432 shares of common stock issued and outstanding as retroactively restated in conjunction with the merger.

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

During the twelve months ended December 31, 2021, the Company awarded 1,000 shares of common stock to each of its directors, for a total of 6,000 shares with a share-based compensation expense of $53 thousand.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Performance Based Shares

The Company has 300,000 common shares, par value $0.0001 per share, issued and outstanding that contain a restrictive legend, subject to release only if the vesting criteria occurs before the seventh anniversary of the closing date of the merger. If the vesting criteria has not occurred prior to the seventh anniversary of the closing date of the merger, the shares will be forfeited and cancelled. The vesting criteria means either (1) the volume weighted average price of the Company’s common stock on the principal exchange on which such securities are then listed or quoted shall have been at or above $15.00 for twenty (20) trading days (which need not be consecutive) over a thirty (30) trading day period; or (ii) the Company sells shares of its capital stock in a secondary offering for at least $15.00 per share, in each case subject to equitable adjustment for share splits, share dividends, reorganizations, combinations, recapitalizations and similar transactions affecting the shares of the Company’s common stock after the merger, and possible reduction for certain dividends granted to the Company’s common stock, or (2) the Company undergoes certain change in control or sales transactions. None of the vesting conditions for the performance shares were met during the twelve months ended December 31, 2021.

Dividend Policy

We have not paid any cash dividends on our common stock to date and have no present intention to pay cash dividends in the future. The payment of cash dividends by the Company in the future will be dependent upon the Company’s revenues and earnings, capital requirements and general financial condition. The payment of any dividends will be within the discretion of the board of directors of the Company.

January 4, 2021 Share-Based Compensation Award

In connection with its January 4, 2021 divestiture of the Company, Customers Bank, the Company’s former parent, granted 1,317,035 of the merger consideration shares of the Company it received to certain employees and executives of the Company. The share-based compensation award is subject to vesting conditions, including a required service condition from award recipients through January 3, 2023. The grant date fair value of the award, totaling $19.6 million, will be recorded as share-based compensation expense in the Company’s Consolidated Statements of Income (Loss) on a straight-line basis over the two year post-grant vesting period, net of any actual forfeitures. The shares awarded are restricted until fully vested, and none of the shares issued under this award are vested at December 31, 2021. In addition, the holders of restricted shares may elect to surrender a portion of their shares on the vesting date to cover their income tax obligations.

For the twelve months ended December 31, 2021, the share-based compensation expense related to these awards totaled $9.5 million. In addition, and in connection with the January 4, 2021 divestiture of the Company, Customers Bank accelerated the vesting for existing restricted stock units and stock options previously granted to certain employees of the Company. The share-based compensation expense, net of forfeitures, associated with the accelerated vesting totaling $0.8 million was included in the Company’s stand-alone financial statements as a component of Salaries and employee benefits.

The change in unvested shares under the January 4, 2021 Share-Based Compensation Award is shown below:

	Number of Awards	Weighted-Average Grant-Date Fair Value Per Award
Balance as of December 31, 2020	—	$—
Granted	1,317,035	$14.87
Vested	—	$—
Forfeited	(33,500)	$14.87
Balance as of December 31, 2021	1,283,535	$14.87

Equity Incentive Plan

Our 2020 Equity Incentive Plan (the “Equity Incentive Plan”) provides for the grant of incentive stock options, or ISOs, nonstatutory stock options, or NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards, all of which may be granted to employees, including officers, non-employee directors, and consultants of both the Company and its affiliates. Additionally, the Equity Incentive Plan provides for the grant of performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants.

Initially, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the Equity Incentive Plan will not exceed 10% of the issued and outstanding shares of our common stock. Grants were made under the Equity Incentive Plan for the twelve months ended December 31, 2021 as described within Restricted Stock Units below. There were no grants made under the Equity Incentive Plan during the twelve months ended December 31, 2020.

Restricted Stock Units (“RSUs”)

On September 30, 2021, the Company granted 695,000 RSUs to certain executives. The RSUs granted to these executives will vest over three to five years upon achievement of certain service-based, performance-based, and market conditions. The vesting commencement date was January 4, 2021. We recognize the compensation cost starting from the grant date in accordance with ASC 718-10-55-108. In addition, the Company granted 12,600 RSUs to other non-executive employees during the twelve months ended December 31, 2021. Each of these RSUs have a three year vesting period. None of the RSUs were vested at December 31, 2021.

For service-based RSUs, we recognize the share-based compensation cost on a straight-line basis over the required vesting period. For performance-based RSUs with milestones, each quarter we determine whether it is probable that we will achieve each operational milestone and if so, the period when we expect to achieve that operational milestone. When we first determine that achievement of an operational milestone is probable, we allocate the full share-based compensation expense over the period between the grant date and the expected vesting condition achievement date and recognize a catch-up expense for the periods from the grant date through the period in which the operational milestone is deemed probable. This is re-assessed at the end of each reporting period. For performance-based RSUs with a market condition, we used a Monte Carlo simulation to determine the fair value of the RSUs on the grant date, and recognize the share-based compensation expense over the derived service period.

For the twelve months ended December 31, 2021, the share-based compensation expense related to these RSU awards totaled $1.0 million.

The change in unvested RSUs awarded is shown below:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of December 31, 2020	—	$—
Granted	707,600	$8.96
Vested	—	$—
Forfeited	(3,000)	$9.44
Balance as of December 31, 2021	704,600	$8.96

Employee Stock Purchase Plan (“ESPP”)

The Company has an ESPP (the “BM Technologies Inc. 2021 Employee Stock Purchase Plan”) which has an effective date of May 1, 2021. The purpose of the plan is to provide eligible employees with an incentive to advance the interests of the Company and its Subsidiaries, by affording them an opportunity to purchase stock of the Company at a favorable price. As of December 31, 2021, there are no shares purchased on behalf of employees under the ESPP, as the program has not yet been made available for employee participation.

Warrants

At December 31, 2021, there were 23,873,167 warrants to purchase our common stock outstanding, consisting of 16,927,389 Public Warrants and 6,945,778 Private Warrants. Each whole warrant entitles the registered holder to purchase one whole share of common stock at a price of $11.50 per share. The warrants will expire five years after the completion of the merger (January 4, 2026) or earlier upon redemption or liquidation and the Company has redemption rights if our common stock trades above $24.00 for 20 out of 30 days. The Private Warrants are identical to the Public Warrants except that the Private Warrants are non-redeemable and exercisable on a cashless basis so long as they are held by the sponsor and certain others. As of December 31, 2021, none of the Company’s outstanding Private Warrants have been exercised and 1,500 of the Company’s Public Warrants have been exercised.

The Private Warrants and the Public Warrants are accounted for differently under U.S. GAAP, as follows:

Private Warrants

In accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity, the Private Warrants are accounted for as liabilities and will be marked-to-market each reporting period with the change in fair value recognized in earnings. In general, under the mark-to-market accounting model, as our stock price increases, the warrant liability increases, and we recognize additional expense in our Consolidated Statements of Income (Loss) – with the opposite when our stock price declines. Accordingly, the periodic revaluation of the Private Warrants could result in significant volatility in our reported earnings.

Opening Balance Sheet Impact: As of the date of our merger on January 4, 2021, the $30.8 million fair value of the Private Warrants was recorded as a warrant liability on our Consolidated Balance Sheets in Liability for private warrants with a corresponding offset to Additional paid-in capital within equity. The fair value of the Private Warrants was estimated using a modified version of the Black-Scholes option pricing formula. We assumed a term for the Private Warrants equal to the contractual term from the merger date and then discounted the resulting value to the valuation date. Among the key inputs and assumptions used in the pricing formula at January 4, 2021: a term of 5.0 years; volatility of 20%; a dividend yield of zero; an underlying stock price of $14.76; a risk free interest rate of 0.38%; and a closing price of the Public Warrants of $2.50 per share.

Income Statement Impact: Subsequent to the close of the merger, any change in the fair value of the Private Warrants is recognized in our Consolidated Statements of Income (Loss) below operating profit as “Gain on fair value of private warrant liability” with a corresponding amount recognized in the liability account on our Consolidated Balance Sheets. The Private Warrant liability is presented in the account Liability for private warrants in the long-term liabilities section of our Consolidated Balance Sheets. During the twelve months ended December 31, 2021, we recorded a net non-cash gain of $17.2 million on the revaluation of the Private Warrants.

Balance Sheet Impact: As noted above, the change in the balance of the warrant liability on our Consolidated Balance Sheets is due to the change in fair value of the underlying Private Warrants. When warrants are exercised, the fair value of the liability will be reclassified to Additional paid-in capital within equity. The cash received for the exercise of warrants is reflected in Cash and cash equivalents, and the corresponding offset is also in Additional paid-in capital in equity.

Cash Flow Impact: The impact of the change in fair value of the Private Warrants has no impact on our cash flows as it is a non-cash adjustment. The cash received for any future exercise of warrants will be recorded in cash flows from financing activities.

Shareholders’ Equity Impact: The impact to Additional paid-in capital as of the opening balance sheet date is described above. Any future exercises of the Private Warrants will result in a reduction of the Private Warrant liability on the Consolidated Balance Sheets with a corresponding increase to Additional paid-in capital.

Public Warrants

In accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity, the Public Warrants are treated as equity instruments under U.S. GAAP. Accordingly, the Public Warrants are not marked-to-market each reporting period, thus there is no impact to quarterly earnings. Any future exercises of the Public Warrants will be recorded as cash received and recorded in Cash and cash equivalents, with a corresponding offset to Additional paid-in capital in equity.

NOTE 10 — REVENUES

Revenues

As described in Note 2 - Basis of Presentation and Significant Accounting Policies, BMTX recognizes operating revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers.

The following tables present BMTX’s revenues disaggregated by nature of the revenue stream and the pattern or timing of revenue recognition for the twelve months ended December 31, 2021 and 2020. The Company has one reportable segment and all revenues are earned in the U.S.

	Twelve Months Ended December 31,
	2021	2020
(amounts in thousands)		(As Restated)
Revenues:
Revenue recognized at point in time:
Interchange and card revenue	$28,078	$25,864
Servicing fees from Partner Bank	45,105	22,465
Account fees	10,668	11,308
University fees - disbursement activity	1,401	1,240
Other revenue	5,443	1,480
Total revenue recognized at point in time	90,695	62,357
Revenue recognized over time:
University fees - subscriptions	4,292	4,080
Total revenue recognized over time	4,292	4,080
Total revenues	$94,987	$66,437

Deferred Revenue

Deferred revenue consists of payments received from customers, most significantly from our Partner Bank, prior to the performance of services. Deferred revenue is recognized over the service period on a straight-line basis or when the contractual performance obligation has been satisfied. The Company classifies deferred revenue on the Consolidated Balance Sheets in Deferred revenue, current and Deferred revenue, non-current.

The deferred revenue balances were as follows:

	December 31,
	2021	2020
(amounts in thousands)		(As Restated)
Deferred revenue, beginning of period	$12,689	$1,938
Deferred revenue, end of period	$15,577	$12,689

During the twelve months ended December 31, 2021, the Company recognized revenue of approximately $12.5 million included in deferred revenue at the beginning of the period. During the twelve months ended December 31, 2020, the Company recognized revenue of approximately $0.8 million included in deferred revenue at the beginning of the period.

Unbilled Receivables

The Company had $2.1 million of unbilled receivables, or amounts recognized as revenue for which invoices have not yet been issued, as of December 31, 2021, and zero as of December 31, 2020. Unbilled receivables are reported in Accounts receivable, net on the Consolidated Balance Sheets.

NOTE 11 — INCOME TAXES

The components of income tax expense (benefit) were as follows:

	Twelve Months Ended December 31,
	2021	2020
(amounts in thousands)		(As Restated)
Current expense
Federal	$3,945	$—
State	1,807	23
Total current expense	$5,752	$23

Deferred expense (benefit)
Federal	$(1,676)	$(3,047)
State	(1,130)	(835)
Change in valuation allowance	2,806	3,882
Total deferred expense (benefit)	$—	$—

Total income tax expense	$5,752	$23

Effective tax rates differ from the federal statutory rate of 21% due to the following:

	Twelve months ended December 31,
	2021		2020
			(As Restated)
(amounts in thousands)	Amount	% of pretax income	Amount	% of pretax income
Federal income tax at statutory rate	$4,788	21.00%	$(2,560)	21.00%
State taxes, net of federal benefit	216	1.83%	(580)	4.75%
Change in fair value of warrant liabilities	(3,617)	(15.87)%	—	—%
Change in valuation allowance	2,806	11.43%	3,882	(31.84)%
Nondeductible compensation	1,532	5.97%	—	—%
Tax credits	—	—%	(873)	7.16%
Other	27	0.88%	154	(1.26)%
Total	$5,752	25.24%	$23	(0.19)%

At December 31, 2021 and 2020, the Company had no ASC 740-10 unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company recognizes interest and penalties on unrecognized tax benefits in Other expense.

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carry back period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considered the scheduled reversal of the deferred tax liabilities, the level of historical income, and the projected future taxable income over the periods in which the temporary difference comprising the deferred tax assets will be deductible. Based on its assessment, management determined that a full valuation allowance is necessary at December 31, 2021 and 2020. The deferred tax asset for the basis difference in the acquired assets and corresponding valuation allowance was recorded through equity.

There are zero loss or credit carryforwards as of December 31, 2021. As of December 31, 2020, the Company had $55.6 million of federal net operating loss carryforwards, $28.1 million of state net operating loss carryforwards, and $2.7 million of research and development (R&D) credit carryforwards. The merger was treated as a taxable asset acquisition under applicable tax law; as such, the net operating losses and credit carryforwards, including the recorded deferred taxes associated with these tax attributes, were not available to the Company after the merger. The deferred tax attributes as of December 31, 2020 are presented on a separate company return basis, while the Company was a subsidiary of another consolidated group.

Deferred income taxes reflect temporary differences in the recognition of revenue and expenses for tax reporting and financial statement purposes, principally because certain items are recognized in different periods for financial reporting and tax return purposes.

The following represents the Company's deferred tax assets and liabilities as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
(amounts in thousands)		(As Restated)
Deferred tax assets:
Net operating losses and credit carryforwards	$—	$16,431
Deferred income	788	1,226
Section 197 Intangibles	27,581	1,226
Operating lease liability	—	296
Equity based compensation	1,521	—
Accrued bonuses	125	—
Other	24	143
Less: Valuation Allowance	(29,662)	(13,689)
Total deferred tax assets	$377	$5,633
Deferred tax liabilities
Depreciation	(377)	(5,243)
Operating lease ROU asset	—	(318)
Other	—	(72)
Total deferred tax liabilities	$(377)	$(5,633)
Net deferred tax asset (liability)	$—	$—

The Company is subject to income tax examinations by federal, state, and local taxing authorities for tax periods ended after December 31, 2017.

NOTE 12 — EARNINGS (LOSS) PER SHARE
The following are the components and results of earnings (loss) per common share calculations for the periods presented:

	Twelve Months Ended December 31,
	2021	2020
(amounts in thousands, except per share data)		(As Restated)
Net income (loss) available to common shareholders - used in calculating basic EPS	$17,043	$(12,214)
Adjustment for private warrant liability	—	—
Net income (loss) - used in calculating diluted EPS	$17,043	$(12,214)

Weighted-average common shares outstanding – basic	11,851	6,123
Weighted-average common shares outstanding – diluted	11,939	6,123

Net income (loss) per share - basic	$1.44	$(1.99)
Net income (loss) per share - diluted	$1.43	$(1.99)

The following table represents the reconciliation from basic to diluted weighted-average shares outstanding used in the calculation of basic and diluted earnings per share:

	Twelve Months Ended December 31,
(amounts in thousands)	2021	2020
Weighted average shares used in computing net income per share of common stock, basic	11,851	6,123
Add:
Time-based RSUs	88	—
Weighted average shares used in computing net income per share of common stock, diluted	11,939	6,123

For the twelve months ended December 31, 2021, our performance based shares, Public Warrants and Private Warrants were excluded from the computation of diluted weighted average shares outstanding as the necessary conditions had not been achieved for the performance based shares and the average stock price for the period was below the strike price for the warrants. For the twelve months ended December 31, 2021, our performance based and market condition RSUs were also excluded because the vesting is contingent upon the satisfaction of certain conditions which had not been achieved as of December 31, 2021. There were no warrants, performance based shares, or RSUs outstanding as of December 31, 2020.

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net income per share of common stock:

	Twelve Months Ended December 31,
(amounts in thousands)	2021	2020
Performance based shares outstanding	300	—
Public Warrants	6,946	—
Private Warrants	16,927	—
Performance based and market-condition RSUs	348	—
Total	24,521	—

NOTE 13 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
BMTX uses fair value measurements to disclose the fair value of its financial instruments. FASB’s ASC 825, Financial Instruments, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For fair value disclosure purposes, BMTX utilized the fair value measurement criteria under FASB ASC 820, Fair Value Measurements (“ASC 820”).

In accordance with ASC 820, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for BMTX’s financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.
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

The fair value guidance establishes a fair value hierarchy and describes the following three levels used to classify fair value measurements:

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
The following methods and assumptions were used to estimate the fair values of BMTX’s financial instruments as of December 31, 2021 and 2020:
Cash and cash equivalents
Cash and cash equivalents reported on the Consolidated Balance Sheets consists of non-interest bearing demand deposits, for which carrying value approximates fair value.
Accounts receivable, net
The carrying amount of accounts receivable approximates fair value because of the short-term nature of these items.
Borrowings from Partner Bank
In 2019, BMTX entered into a non-negotiable demand promissory note and line of credit agreement with our Partner Bank to borrow up to $50.0 million with interest set at a floating annual rate equal to 12-month LIBOR plus 204 basis points. The balance outstanding as of December 31, 2021 and 2020 were zero and $21.0 million, respectively, with all lines of credit terminated with our Partner Bank as of December 31, 2021.

The carrying amount of the borrowings from Partner Bank approximates its fair value due to its floating interest rate and short-term nature. The borrowing from Partner Bank is classified as a Level 2 fair value based upon the lowest level of input that is significant to the fair value measurement.
Liability for Private Warrants

The fair value of the Private Warrants was estimated using a modified version of the Black-Scholes option pricing model for European calls. We assumed a term for the Private Warrants equal to the contractual term from the merger date and then discounted the resulting value to the valuation date. Among the key inputs and assumptions used in the pricing model at December 31, 2021 were the following: a term of 4 years; volatility of 35%; a dividend yield of zero; an underlying stock price of $9.21; a risk free interest rate of 1.11%; and a closing price of the Public Warrants of $1.87 per share. The warrant liability is classified as a Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement.

The estimated fair values of BMTX’s financial instruments at December 31, 2021 and December 31, 2020 were as follows:

			Fair Value Measurements at December 31, 2021
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$25,704	$25,704	$25,704	$—	$—
Accounts receivable, net	9,161	9,161	9,161	—	—
Liabilities:
Liability for private warrants(1)	$13,614	$13,614	$—	$—	$13,614
(1) The initial fair value of the warrants was $30.8 million on January 4, 2021, the merger date. The $17.2 million change in fair value during the twelve months ended December 31, 2021 was reported in Gain on fair value of private warrant liability on the Consolidated Statements of Income (Loss).

			Fair Value Measurements at December 31, 2020
(amounts in thousands)	Carrying Amount (As Restated)	Estimated Fair Value (As Restated)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,989	$2,989	$2,989	$—	$—
Accounts receivable, net	10,033	10,033	10,033	—	—
Liabilities:
Borrowings from Partner Bank	$21,000	$21,000	$—	$21,000	$—

NOTE 14 — RELATIONSHIP WITH OUR PARTNER BANK

The Company has several relationships with our Partner Bank, Customers Bank, which is a related party of the Company. These relationships are described below. See Note 2 – Basis of Presentation and Significant Accounting Policies – Customer and Vendor Concentrations for additional information.

Cash management

All of the Company’s cash and cash equivalents are on deposit with our Partner Bank.

Debt financing

As disclosed within Note 7- Borrowings from Partner Bank, our Partner Bank provided the Company with lines of credit, all of which have been terminated as of December 31, 2021.

Servicing fees and interchange income from Partner Bank

On January 4, 2021, we entered into a Deposit Processing Services Agreement (the “Deposit Servicing Agreement”) with our Partner Bank, which provided that our Partner Bank would establish and maintain deposit accounts and other banking services in connection with customized products and services offered by us, and we would provide certain other related services in connection with the accounts.

The initial Deposit Servicing Agreement term continues until December 31, 2022 and will automatically renew for an additional three year term unless either party gives written notice of non-renewal within 180 days prior to the expiration of the current term. On April 27, 2022, our Partner Bank indicated in a public filing that it will not renew the current Deposit Servicing Agreement with the Company when it expires on December 31, 2022. See Note 15 - Subsequent Events for additional information.

Our Partner Bank retains any and all revenue generated from the funds held in the deposit accounts, and in exchange, pays us a 3% servicing fee based on average monthly deposit balances, subject to certain contractual adjustments, and a monthly interchange fee equal to all debit card interchange revenues on the demand deposit accounts, plus the difference between Durbin Exempt and Durbin regulated interchange revenue.

Transition Services Agreement

On January 4, 2021, we entered into a Transition Services Agreement with our Partner Bank, pursuant to which each party agrees for a period of up to twelve months to provide certain transition services listed therein to the other party. A limited number of these transition services were subsequently extended through March 31, 2022. In consideration for the services, we pay our Partner Bank a service fee of $12,500 per month, plus any expenses associated with the services. We may terminate the Transition Services Agreement without penalty with at least 30 days advance written notice if we determine there is no longer a business need for the services.

Included within the Transition Services Agreement is a provision for administering the Company’s 401(k) plan for the benefit of Company employees. Effective April 9, 2021, the Customers Bank 401(k) plan became a multi-employer plan, as defined by the U.S. Department of Labor in accordance with the Employee Retirement Income Security Act of 1974, covering both the full-time employees of Customers Bank and the Company. The Company provides a matching contribution equal to 50% of the first 6% of the contributions made by its eligible participating employees. The Company’s employer contributions to the 401(k) plan for the benefit of its employees for the twelve months ended December 31, 2021 and 2020 were $0.7 million, and $0.8 million, respectively. These contributions are reported within Salaries and employee benefits in the Consolidated Statements of Income (Loss).

Other

On January 4, 2021, the Company entered into a Software License Agreement with our Partner Bank which provides it with a non-exclusive, non-transferable, royalty-free license to utilize our mobile banking technology for a period up to 10 years. The Software License Agreement is cancellable by our Partner Bank at any time, without notice, and without penalty, and for any reason or no reason at all. To date, our Partner Bank has not utilized the Company’s mobile banking technology and zero consideration has been paid or recognized under the Software License Agreement.

On January 4, 2021, the Company entered into a Non-Competition and Non-Solicitation Agreement with our Partner Bank providing that our Partner Bank will not, for a period of 4 years after the closing of the divestiture, directly or indirectly engage in the Company’s business in the territory (both as defined in the Non-Competition Agreement), except for white label digital banking services with previously identified parties and passive investments of no more than 2% of a class of equity interests of a competitor that is publicly traded. Our Partner also agreed not to directly or indirectly hire or solicit any employees of the Company.

On November 29, 2021, the Company entered into an agreement with our Partner Bank which terminated the $10.0 million letter of credit. In addition, this agreement also gave the Company the right to any shares that were forfeited as part of the January 4, 2021 Share-Based Compensation Award. During the twelve months ended December 31, 2021, 14,500 forfeited shares were reacquired by the Company from our Partner Bank and 19,000 forfeited shares prior to the execution of the agreement were returned to our Partner Bank.

Both the President and Executive Chairman of the Board of our Partner Bank are immediate family members of the Company’s CEO and together with their spouses own less than 5.0% of the Company’s outstanding common stock at December 31, 2021.

Positions with our Partner Bank are presented on our Consolidated Balance Sheets within Accounts receivable, net, Deferred revenue, current, and Accounts payable and accrued liabilities. The accounts receivable balances related to our Partner Bank as of December 31, 2021 and 2020 were $5.5 million and $3.1 million, respectively. The deferred revenue balances related to our Partner Bank as of December 31, 2021 and 2020 were $12.7 million and $8.0 million, respectively. The Accounts payable and accrued liabilities balances related to our Partner Bank as of December 31, 2021 and 2020 were $0.4 million and $0.2 million, respectively.

The Company recognized $82.3 million and $57.8 million in revenues from our Partner Bank for the twelve months ended December 31, 2021 and 2020, respectively. Of these amounts, $22.9 million and $29.4 million are paid directly by MasterCard or individual account holders to the Company for the twelve months ended December 31, 2021 and 2020, respectively. The Company recognized $0.3 million and $1.4 million of expenses from our Partner Bank for the twelve months ended December 31, 2021 and 2020, respectively. These amounts are included within the Consolidated Statements of Income (Loss).
NOTE 15 — SUBSEQUENT EVENTS

On March 1, 2022, the Company reached an agreement, with settlement on March 11, 2022, to reacquire 1,169,963 Private Warrants at a price of $1.69 per warrant, or a total cost of $2.0 million, from Ms. Sherry Sidhu and Mr. Samvir Sidhu, who are immediate family members of our CEO. The transaction price was established based on the range of market prices during the repurchase conversations and was approved by the Company’s Audit Committee.

On April 27, 2022, our current Partner Bank, Customers Bank, which is a related party of the Company, indicated in a public filing that it will not renew the current Deposit Processing Services Agreement (the “Deposit Servicing Agreement”) with the Company when it expires on December 31, 2022. This creates a material uncertainty in regard to the Company’s financial condition, liquidity, and future results of operations. The Company is considering multiple strategic alternatives in the event the Deposit Servicing Agreement is not renewed, including internalizing services upon closing of the previously announced merger with First Sound Bank, partnering with other banks, utilizing a brokered deposit model, or entering into discussions with our current Partner Bank about a new Deposit Servicing Agreement after December 31, 2022 at then current market rates and conditions. Management believes its cash position as of May 10, 2022, and expected cash flow from operations through December 31, 2022, will allow the Company to meet its obligations as they come due through May 10, 2023, or twelve months from the date the consolidated financial statements included in this report are issued. Should additional liquidity be necessary, the Company could consider equity or debt financing, but there are no assurances that additional capital would be available or on terms that are acceptable to us. The Company’s inability to execute on any of the aforementioned alternatives could have a material adverse effect on the Company’s results of future operations, financial position, and liquidity.

NOTE 16 — RESTATEMENT OF PREVIOUSLY REPORTED CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to filing the Company’s audited consolidated financial statements for the twelve months ended December 31, 2020, included in the Company’s Current Report filed on Form 8-K/A on March 31, 2021, and the Company’s unaudited consolidated financial statements for the periods ended March 31, 2021, June 30, 2021, and September 30, 2021, as reported in the Company’s Quarterly Reports on Form 10-Q filed on May 24, 2021, August 16, 2021, and November 15, 2021, respectively, the Company determined that certain of the amounts in the Company's previously reported consolidated financial statements and accompanying footnote disclosures contained misstatements. See Note 2 - Correction of Errors in Previously Issued Consolidated Financial Statements for additional information.

In accordance with SAB No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated these misstatements, and based upon an analysis of quantitative and qualitative factors, determined that the impact of these misstatements was material to its reporting periods ended December 31, 2020, three-months ended March 31, 2021, three- and six- months ended June 30, 2021, and three- and nine- months ended September 30, 2021 consolidated financial statements, and a restatement of the previously reported consolidated financial statements was required.

The effects of the restatement of the previously reported Consolidated Balance Sheets are presented below:

	As of December 31, 2020
(amounts in thousands)	As Previously Reported (Audited)	Restatement Adjustments	As Restated
ASSETS
Cash and cash equivalents	$2,989	$—	$2,989
Accounts receivable, net[1,2]	7,384	2,649	10,033
Prepaid expenses and other current assets	2,348	—	2,348
Total current assets	12,721	2,649	15,370
Premises and equipment, net	401	—	401
Developed software, net	39,657	—	39,657
Goodwill	5,259	—	5,259
Other intangibles, net	5,070	—	5,070
Other assets	853	—	853
Total assets	$63,961	$2,649	$66,610
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities[1]	$7,346	$175	$7,521
Taxes payable	—	—	—
Payable to Partner Bank[1]	5,105	(5,105)	—
Borrowings from Partner Bank	21,000	—	21,000
Current portion of operating lease liabilities	701	—	701
Deferred revenue, current[1]	2,588	8,000	10,588
Total current liabilities	36,740	3,070	39,810
Non-current liabilities:
Operating lease liabilities	430	—	430
Deferred revenue, non-current	2,101	—	2,101
Liability for private warrants	—	—	—
Total liabilities	$39,271	$3,070	$42,341
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock	$—	$—	$—
Common stock	1	—	1
Additional paid-in capital	64,017	—	64,017
Accumulated deficit[2]	(39,328)	(421)	(39,749)
Total shareholders’ equity	$24,690	$(421)	$24,269
Total liabilities and shareholders’ equity	$63,961	$2,649	$66,610
1In order to restate the previously reported net Payable to Partner Bank balance on a gross basis.
2In order to restate the previously reported out of period adjustments in the correct period.

	As of March 31, 2021
(amounts in thousands)	As Previously Reported (Unaudited)	Restatement Adjustments	As Restated
ASSETS
Cash and cash equivalents	$17,379	$—	$17,379
Accounts receivable, net[1,3]	5,616	5,658	11,274
Prepaid expenses and other current assets	5,032	—	5,032
Total current assets	28,027	5,658	33,685
Premises and equipment, net	345	—	345
Developed software, net	36,952	—	36,952
Goodwill	5,259	—	5,259
Other intangibles, net	4,990	—	4,990
Other assets	942	—	942
Total assets	$76,515	$5,658	$82,173
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities[1,3]	$9,998	$3,989	$13,987
Taxes payable[3]	1,793	(114)	1,679
Payable to Partner Bank[1]	9,000	(9,000)	—
Borrowings from Partner Bank	5,427	—	5,427
Current portion of operating lease liabilities	714	—	714
Deferred revenue, current[1]	3,134	10,900	14,034
Total current liabilities	30,066	5,775	35,841
Non-current liabilities:
Operating lease liabilities	235	—	235
Deferred revenue, non-current	1,490	—	1,490
Liability for private warrants	15,836	—	15,836
Total liabilities	$47,627	$5,775	$53,402
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock	$—	$—	$—
Common stock	1	—	1
Additional paid-in capital[2]	49,326	3,134	52,460
Accumulated deficit[2,3]	(20,439)	(3,251)	(23,690)
Total shareholders’ equity	$28,888	$(117)	$28,771
Total liabilities and shareholders’ equity	$76,515	$5,658	$82,173
1In order to restate the previously reported net Payable to Partner Bank balance on a gross basis.
2In order to restate for the adjustments related to share-based compensation expense.
3In order to restate the previously reported out of period adjustments in the correct period.

	As of June 30, 2021
(amounts in thousands)	As Previously Reported (Unaudited)	Restatement Adjustments	As Restated
ASSETS
Cash and cash equivalents	$19,589	$—	$19,589
Accounts receivable, net[1,3]	8,257	3,301	11,558
Prepaid expenses and other current assets	1,786	—	1,786
Total current assets	29,632	3,301	32,933
Premises and equipment, net	349	—	349
Developed software, net	34,155	—	34,155
Goodwill	5,259	—	5,259
Other intangibles, net	4,910	—	4,910
Other assets	740	—	740
Total assets	$75,045	$3,301	$78,346
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities[1,3]	$13,617	$31	$13,648
Taxes payable[3]	1,317	319	1,636
Payable to Partner Bank[1]	7,117	(7,117)	—
Borrowings from Partner Bank	—	—	—
Current portion of operating lease liabilities	719	—	719
Deferred revenue, current[1]	4,763	10,750	15,513
Total current liabilities	27,533	3,983	31,516
Non-current liabilities:
Operating lease liabilities	55	—	55
Deferred revenue, non-current	1,512	—	1,512
Liability for private warrants	18,893	—	18,893
Total liabilities	$47,993	$3,983	$51,976
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock	$—	$—	$—
Common stock	1	—	1
Additional paid-in capital[2]	49,326	5,523	54,849
Accumulated deficit[2,3]	(22,275)	(6,205)	(28,480)
Total shareholders’ equity	$27,052	$(682)	$26,370
Total liabilities and shareholders’ equity	$75,045	$3,301	$78,346
1In order to restate the previously reported net Payable to Partner Bank balance on a gross basis.
2In order to restate for the adjustments related to share-based compensation expense.
3In order to restate the previously reported out of period adjustments in the correct period.

	As of September 30, 2021
(amounts in thousands)	As Previously Reported (Unaudited)	Restatement Adjustments	As Restated
ASSETS
Cash and cash equivalents	$20,407	$—	$20,407
Accounts receivable, net[1,3]	4,498	5,338	9,836
Prepaid expenses and other current assets	2,046	—	2,046
Total current assets	26,951	5,338	32,289
Premises and equipment, net	305	—	305
Developed software, net	31,691	—	31,691
Goodwill	5,259	—	5,259
Other intangibles, net	4,830	—	4,830
Other assets	840	—	840
Total assets	$69,876	$5,338	$75,214
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities[1,3]	$8,225	$(45)	$8,180
Taxes payable[3]	863	240	1,103
Payable to Partner Bank[1]	6,914	(6,914)	—
Borrowings from Partner Bank	—	—	—
Current portion of operating lease liabilities	596	—	596
Deferred revenue, current[1]	4,306	12,000	16,306
Total current liabilities	20,904	5,281	26,185
Non-current liabilities:
Operating lease liabilities	—	—	—
Deferred revenue, non-current	223	—	223
Liability for private warrants	12,850	—	12,850
Total liabilities	$33,977	$5,281	$39,258
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock	$—	$—	$—
Common stock	1	—	1
Additional paid-in capital[2]	49,379	7,932	57,311
Accumulated deficit[2,3]	(13,481)	(7,875)	(21,356)
Total shareholders’ equity	$35,899	$57	$35,956
Total liabilities and shareholders’ equity	$69,876	$5,338	$75,214
1In order to restate the previously reported net Payable to Partner Bank balance on a gross basis.
2In order to restate for the adjustments related to share-based compensation expense.
3In order to restate the previously reported out of period adjustments in the correct period.

The effect of the restatement of the previously reported Consolidated Statements of Income (Loss) is presented below:

	Twelve-months ended December 31, 2020
(amounts in thousands)	As Previously Reported (Audited)	Restatement Adjustments	As Restated
Operating revenues:
Interchange and card revenue[1]	$26,285	$(421)	$25,864
Servicing fees from Partner Bank	22,465	—	22,465
Account fees	11,308	—	11,308
University fees	5,320	—	5,320
Other revenue	1,480	—	1,480
Total operating revenues	66,858	(421)	66,437
Operating expenses:
Technology, communication, and processing	27,404	—	27,404
Salaries and employee benefits	26,076	—	26,076
Professional services	9,304	—	9,304
Provision for operating losses	5,170	—	5,170
Occupancy	1,428	—	1,428
Customer related supplies[2]	3,236	—	3,236
Advertising and promotion	941	—	941
Merger and acquisition related expenses	739	—	739
Other expense[2]	2,935	—	2,935
Total operating expenses	77,233	—	77,233
Income (loss) from operations	(10,375)	(421)	(10,796)
Non-operating income and expense:
Gain (loss) on fair value of private warrant liability	—	—	—
Interest expense	(1,395)	—	(1,395)
Income (loss) before income tax expense	(11,770)	(421)	(12,191)
Income tax expense	23	—	23
Net Income (Loss)	(11,793)	(421)	(12,214)

Weighted average number of shares outstanding - basic	6,123	—	6,123
Weighted average number of shares outstanding - diluted	6,123	—	6,123

Net Income (loss) per share - basic	$(1.93)	$(0.06)	$(1.99)
Net Income (loss) per share - diluted	$(1.93)	$(0.06)	$(1.99)
1In order to restate the previously reported out of period adjustments in the correct period.
2Adjusted to present the effect of the reclassification of Customer related supplies expenses as described in Note 2 - Basis of Presentation and Significant Accounting Policies, subsection Prior Period Reclassifications.

	Three-months ended March 31, 2021
(amounts in thousands, except per share data)	As Previously Reported (Unaudited)	Restatement Adjustments	As Restated
Operating revenues:
Interchange and card revenue[2]	$8,351	$(107)	$8,244
Servicing fees from Partner Bank	9,372	—	9,372
Account fees	2,686	—	2,686
University fees	1,324	—	1,324
Other revenue	2,650	—	2,650
Total operating revenues	24,383	(107)	24,276
Operating expenses:
Technology, communication, and processing[2]	8,652	(297)	8,355
Salaries and employee benefits[1]	5,423	3,134	8,557
Professional services	1,737	—	1,737
Provision for operating losses	1,329	—	1,329
Occupancy	352	—	352
Customer related supplies	475	—	475
Advertising and promotion	191	—	191
Merger and acquisition related expenses	—	—	—
Other expense	457	—	457
Total operating expenses	18,616	2,837	21,453
Income (loss) from operations	5,767	(2,944)	2,823
Non-operating income and expense:
Gain (loss) on fair value of private warrant liability	15,003	—	15,003
Interest expense	(54)	—	(54)
Income (loss) before income tax expense	20,716	(2,944)	17,772
Income tax expense[2]	1,827	(114)	1,713
Net Income (Loss)	18,889	(2,830)	16,059

Weighted average number of shares outstanding - basic	11,900	(202)	11,698
Weighted average number of shares outstanding - diluted	15,512	(187)	15,325

Net Income (loss) per share - basic	$1.59	$(0.22)	$1.37
Net Income (loss) per share - diluted	$0.25	$(0.18)	$0.07
1In order to restate the previously reported expense related to share-based compensation.
2In order to restate the previously reported out of period adjustments in the correct period.

	Three-months ended June 30, 2021
(amounts in thousands, except per share data)	As Previously Reported (Unaudited)	Restatement Adjustments	As Restated
Operating revenues:
Interchange and card revenue[2]	$7,186	$(429)	$6,757
Servicing fees from Partner Bank	10,579	—	10,579
Account fees	2,641	—	2,641
University fees	1,331	—	1,331
Other revenue	1,156	—	1,156
Total operating revenues	22,893	(429)	22,464
Operating expenses:
Technology, communication, and processing[2]	8,924	(297)	8,627
Salaries and employee benefits[1]	7,170	2,389	9,559
Professional services	2,126	—	2,126
Provision for operating losses	1,401	—	1,401
Occupancy	284	—	284
Customer related supplies	186	—	186
Advertising and promotion	125	—	125
Merger and acquisition related expenses	—	—	—
Other expense	466	—	466
Total operating expenses	20,682	2,092	22,774
Income (loss) from operations	2,211	(2,521)	(310)
Non-operating income and expense:
Gain (loss) on fair value of private warrant liability	(3,056)	—	(3,056)
Interest expense	(42)	—	(42)
Income (loss) before income tax expense	(887)	(2,521)	(3,408)
Income tax expense[2]	949	433	1,382
Net Income (Loss)	(1,836)	(2,954)	(4,790)

Weighted average number of shares outstanding - basic	11,900	—	11,900
Weighted average number of shares outstanding - diluted	11,900	—	11,900

Net Income (loss) per share - basic	$(0.15)	$(0.25)	$(0.40)
Net Income (loss) per share - diluted	$(0.15)	$(0.25)	$(0.40)
1In order to restate the previously reported expense related to share-based compensation.
2In order to restate the previously reported out of period adjustments in the correct period.

	Six-months ended June 30, 2021
(amounts in thousands, except per share data)	As Previously Reported (Unaudited)	Restatement Adjustments	As Restated
Operating revenues:
Interchange and card revenue[2]	$15,537	$(536)	$15,001
Servicing fees from Partner Bank	19,951	—	19,951
Account fees	5,327	—	5,327
University fees	2,655	—	2,655
Other revenue	3,806	—	3,806
Total operating revenues	47,276	(536)	46,740
Operating expenses:
Technology, communication, and processing[2]	17,576	(594)	16,982
Salaries and employee benefits[1]	12,593	5,523	18,116
Professional services	3,863	—	3,863
Provision for operating losses	2,730	—	2,730
Occupancy	636	—	636
Customer related supplies	661	—	661
Advertising and promotion	316	—	316
Merger and acquisition related expenses	—	—	—
Other expense	923	—	923
Total operating expenses	39,298	4,929	44,227
Income (loss) from operations	7,978	(5,465)	2,513
Non-operating income and expense:
Gain (loss) on fair value of private warrant liability	11,947	—	11,947
Interest expense	(96)	—	(96)
Income (loss) before income tax expense	19,829	(5,465)	14,364
Income tax expense[2]	2,776	319	3,095
Net Income (Loss)	17,053	(5,784)	11,269

Weighted average number of shares outstanding - basic	11,900	(100)	11,800
Weighted average number of shares outstanding - diluted	13,314	477	13,791

Net Income (loss) per share - basic	$1.43	$(0.47)	$0.96
Net Income (loss) per share - diluted	$0.38	$(0.43)	$(0.05)
1In order to restate the previously reported expense related to share-based compensation.
2In order to restate the previously reported out of period adjustments in the correct period.

	Three-months ended September 30, 2021
(amounts in thousands, except per share data)	As Previously Reported (Unaudited)	Restatement Adjustments	As Restated
Operating revenues:
Interchange and card revenue[2]	$5,572	$957	$6,529
Servicing fees from Partner Bank	11,823	—	11,823
Account fees	2,628	—	2,628
University fees	1,474	—	1,474
Other revenue	477	—	477
Total operating revenues	21,974	957	22,931
Operating expenses:
Technology, communication, and processing[2]	4,596	297	4,893
Salaries and employee benefits[1]	6,728	2,409	9,137
Professional services	3,496	—	3,496
Provision for operating losses	1,067	—	1,067
Occupancy	282	—	282
Customer related supplies	1,017	—	1,017
Advertising and promotion	176	—	176
Merger and acquisition related expenses	—	—	—
Other expense	614	—	614
Total operating expenses	17,976	2,706	20,682
Income (loss) from operations	3,998	(1,749)	2,249
Non-operating income and expense:
Gain (loss) on fair value of private warrant liability	6,042	—	6,042
Interest expense	—	—	—
Income (loss) before income tax expense	10,040	(1,749)	8,291
Income tax expense[2]	1,246	(79)	1,167
Net Income (Loss)	8,794	(1,670)	7,124

Weighted average number of shares outstanding - basic	11,900	—	11,900
Weighted average number of shares outstanding - diluted	11,904	—	11,904

Net Income (loss) per share - basic	$0.74	$(0.14)	$0.60
Net Income (loss) per share - diluted	$0.74	$(0.14)	$0.60
1In order to restate the previously reported expense related to share-based compensation.
2In order to restate the previously reported out of period adjustments in the correct period.

	Nine-months ended September 30, 2021
(amounts in thousands, except per share data)	As Previously Reported (Unaudited)	Restatement Adjustments	As Restated
Operating revenues:
Interchange and card revenue[2]	$21,109	$421	$21,530
Servicing fees from Partner Bank	31,774	—	31,774
Account fees	7,955	—	7,955
University fees	4,129	—	4,129
Other revenue	4,283	—	4,283
Total operating revenues	69,250	421	69,671
Operating expenses:
Technology, communication, and processing[2]	22,172	(297)	21,875
Salaries and employee benefits[1]	19,321	7,932	27,253
Professional services	7,359	—	7,359
Provision for operating losses	3,797	—	3,797
Occupancy	918	—	918
Customer related supplies	1,678	—	1,678
Advertising and promotion	492	—	492
Merger and acquisition related expenses	—	—	—
Other expense	1,537	—	1,537
Total operating expenses	57,274	7,635	64,909
Income (loss) from operations	11,976	(7,214)	4,762
Non-operating income and expense:
Gain (loss) on fair value of private warrant liability	17,989	—	17,989
Interest expense	(96)	—	(96)
Income (loss) before income tax expense	29,869	(7,214)	22,655
Income tax expense[2]	4,022	240	4,262
Net Income (Loss)	25,847	(7,454)	18,393

Weighted average number of shares outstanding - basic	11,534	300	11,834
Weighted average number of shares outstanding - diluted	12,059	300	12,359

Net Income (loss) per share - basic	$2.24	$(0.69)	$1.55
Net Income (loss) per share - diluted	$0.65	$(0.62)	$0.03
1In order to restate the previously reported expense related to share-based compensation.
2In order to restate the previously reported out of period adjustments in the correct period.

The effect of the restatement of the previously reported Consolidated Statements of Changes in Shareholders’ Equity is presented in the tables below:

As Previously Reported
	Common Stock
(amounts in thousands, except share data)	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2019	6,123,432	$1	$62,164	$(27,535)	$34,630
Net loss	—	—	—	(11,793)	(11,793)
Capital contribution from Partner Bank	—	—	1,385	—	1,385
Share-based compensation expense[1]	—	—	468	—	468
Balance at December 31, 2020	6,123,432	$1	$64,017	$(39,328)	$24,690
Net income	—	—	—	18,889	18,889
Valuation of private warrants	—	—	(30,839)	—	(30,839)
Recapitalization transaction	6,076,946	—	16,148	—	16,148
Balance at March 31, 2021	12,200,378	$1	$49,326	$(20,439)	$28,888
Net loss	—	—	—	(1,836)	(1,836)
Balance at June 30, 2021	12,200,378	$1	$49,326	$(22,275)	$27,052
Net income	—	—	—	8,794	8,794
Issuance of common stock as compensation	6,000	—	53	—	53
Balance at September 30, 2021	12,206,378	$1	$49,379	$(13,481)	$35,899
1Adjusted to present the effect of the reclassification of share-based compensation expenses as described in Note 2 - Basis of Presentation and Significant Accounting Policies, subsection Prior Period Reclassifications.

Restatement Adjustments
	Common Stock
(amounts in thousands, except share data)	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2019	—	$—	$—	$—	$—
Net loss[2]	—	—	—	(421)	(421)
Capital contribution from Partner Bank	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—
Balance at December 31, 2020	—	$—	$—	$(421)	$(421)
Net income[1,2]	—	—	—	(2,830)	(2,830)
Valuation of private warrants	—	—	—	—	—
Recapitalization transaction[1]	(1,317,035)	—	—	—	—
Issuance of common stock as compensation[1]	1,317,035	—	2,323	—	2,323
Share-based compensation expense[1]	—	—	811	—	811
Balance at March 31, 2021	—	$—	$3,134	$(3,251)	$(117)
Net loss[1,2]	—	—	—	(2,954)	(2,954)
Issuance of common stock as compensation[1]	—	—	2,389	—	2,389
Balance at June 30, 2021	—	$—	$5,523	$(6,205)	$(682)
Net income[1,2]	—	—	—	(1,670)	(1,670)
Issuance of common stock as compensation[1]	—	—	2,409	—	2,409
Balance at September 30, 2021	—	$—	$7,932	$(7,875)	$57
1In order to restate the previously reported expense related to share-based compensation.
2In order to restate the previously reported out of period adjustments in the correct period.

As Restated
	Common Stock
(amounts in thousands, except share data)	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2019	6,123,432	$1	$62,164	$(27,535)	$34,630
Net loss	—	—	—	(12,214)	(12,214)
Capital contribution from Partner Bank	—	—	1,385	—	1,385
Share-based compensation expense	—	—	468	—	468
Balance at December 31, 2020	6,123,432	$1	$64,017	$(39,749)	$24,269
Net income	—	—	—	16,059	16,059
Valuation of private warrants	—	—	(30,839)	—	(30,839)
Recapitalization transaction	4,759,911	—	16,148	—	16,148
Issuance of common stock as compensation	1,317,035	—	2,323	—	2,323
Share-based compensation expense	—	—	811	—	811
Balance at March 31, 2021	12,200,378	$1	$52,460	$(23,690)	$28,771
Net loss	—	—	—	(4,790)	(4,790)
Issuance of common stock as compensation	—	—	2,389	—	2,389
Balance at June 30, 2021	12,200,378	$1	$54,849	$(28,480)	$26,370
Net income	—	—	—	7,124	7,124
Issuance of common stock as compensation	6,000	—	2,462	—	2,462
Balance at September 30, 2021	12,206,378	$1	$57,311	$(21,356)	$35,956

The effect of the restatement of the previously reported Consolidated Statements of Cash Flows is presented below:

	Twelve-months ended December 31, 2020
(amounts in thousands)	As Previously Reported (Audited)	Restatement Adjustments	As Restated
Cash Flows from Operating Activities:
Net income (loss)[2]	$(11,793)	$(421)	$(12,214)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of premises and equipment	310	—	310
Amortization of developed software	11,047	—	11,047
Amortization of other intangible assets	664	—	664
Amortization of leased assets	1,253	—	1,253
Impairment of software asset	3,721	—	3,721
Share-based compensation expense	468	—	468
Gain on fair value of private warrant liability	—	—	—
Changes in operating assets and liabilities:
Accounts receivable, net[1,2]	3,106	(1,800)	1,306
Prepaid expenses and other current assets	6,456	—	6,456
Receivable from Partner Bank[1]	849	(849)	—
Other assets	372	—	372
Accounts payable and accrued liabilities[1]	(3,747)	175	(3,572)
Payable to Partner Bank[1]	5,105	(5,105)	—
Taxes payable	—	—	—
Operating lease liabilities	(1,406)	—	(1,406)
Deferred revenue[1]	2,751	8,000	10,751
Other liabilities	(3,118)	—	(3,118)
Net Cash Provided by Operating Activities	16,038	—	16,038
Cash Flows from Investing Activities:
Purchase or development of internal use software	(3,947)	—	(3,947)
Purchases of premises and equipment	(73)	—	(73)
Net Cash Used in Investing Activities	(4,020)	—	(4,020)
Cash Flows from Financing Activities:
Repayments of borrowings from Partner Bank	(19,000)	—	(19,000)
Capital contribution from Partner Bank	1,385	—	1,385
Recapitalization transaction	—	—	—
Cash provided by exercise of warrants	—	—	—
Net Provided by (Cash Used) in Financing Activities	(17,615)	—	(17,615)
Net Increase (Decrease) in Cash and Cash Equivalents	(5,597)	—	(5,597)
Cash and Cash Equivalents – Beginning	8,586	—	8,586
Cash and Cash Equivalents – Ending	$2,989	$—	$2,989

Supplementary Cash Flow Information:
Income taxes paid, net of refunds	$—	$—	$—
Interest paid	$—	$—	$—
Noncash Operating, Investing and Financing Activities:
Share-based compensation expense recorded as capital contribution from Partner Bank	$468	$—	$468
1In order to restate the previously reported net Payable to Partner Bank balance on a gross basis.
2In order to restate the previously reported out of period adjustments in the correct period.

	Three-months ended March 31, 2021
(amounts in thousands)	As Previously Reported (Unaudited)	Restatement Adjustments	As Restated
Cash Flows from Operating Activities:
Net income (loss)[2,3]	$18,889	$(2,830)	$16,059
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of premises and equipment	56	—	56
Amortization of developed software	2,823	—	2,823
Amortization of other intangible assets	80	—	80
Amortization of leased assets	282	—	282
Impairment of software asset	—	—	—
Share-based compensation expense[2]	5	3,134	3,139
Gain on fair value of private warrant liability	(15,003)	—	(15,003)
Changes in operating assets and liabilities:
Accounts receivable, net[1,3]	1,768	(3,009)	(1,241)
Prepaid expenses and other current assets	(2,683)	—	(2,683)
Receivable from Partner Bank	—	—	—
Other assets	(372)	—	(372)
Accounts payable and accrued liabilities[1,3]	3,923	(1,876)	2,047
Payable to Partner Bank[1]	—	—	—
Taxes payable[3]	—	1,679	1,679
Operating lease liabilities	(182)	—	(182)
Deferred revenue[1]	(67)	2,902	2,835
Other liabilities	—	—	—
Net Cash Provided by Operating Activities	9,519	—	9,519
Cash Flows from Investing Activities:
Purchase or development of internal use software	(117)	—	(117)
Purchases of premises and equipment	—	—	—
Net Cash Used in Investing Activities	(117)	—	(117)
Cash Flows from Financing Activities:
Repayments of borrowings from Partner Bank	(15,572)	—	(15,572)
Capital contribution from Partner Bank	—	—	—
Recapitalization transaction	20,560	—	20,560
Cash provided by exercise of warrants	—	—	—
Net Provided by (Cash Used) in Financing Activities	4,988	—	4,988
Net Increase (Decrease) in Cash and Cash Equivalents	14,390	—	14,390
Cash and Cash Equivalents – Beginning	2,989	—	2,989
Cash and Cash Equivalents – Ending	$17,379	$—	$17,379

Supplementary Cash Flow Information:
Income taxes paid, net of refunds	$—	$—	$—
Interest paid	$119	$—	$119
Noncash Operating, Investing and Financing Activities:
Shares issued to settle Megalith accounts payable in connection with Recapitalization transaction[4]	$—	$740	$740
Share-based compensation expense recorded as capital contribution from Partner Bank	$—	$—	$—
1In order to restate the previously reported net Payable to Partner Bank balance on a gross basis.
2In order to restate for the adjustments related to share-based compensation expense.
3In order to restate the previously reported out of period adjustments in the correct period.
4In order to present the non-cash impact related to shares issued to settle Megalith accounts payable in connection with Recapitalization transaction.

	Six-months ended June 30, 2021
(amounts in thousands)	As Previously Reported (Unaudited)	Restatement Adjustments	As Restated
Cash Flows from Operating Activities:
Net income (loss)[2,3]	$17,053	$(5,784)	$11,269
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of premises and equipment	103	—	103
Amortization of developed software	5,645	—	5,645
Amortization of other intangible assets	160	—	160
Amortization of leased assets	368	—	368
Impairment of software asset	—	—	—
Share-based compensation expense[2]	13	5,523	5,536
Gain on fair value of private warrant liability	(11,947)	—	(11,947)
Changes in operating assets and liabilities:
Accounts receivable, net[1,3]	(873)	(652)	(1,525)
Prepaid expenses and other current assets	562	—	562
Receivable from Partner Bank	—	—	—
Other assets	(354)	—	(354)
Accounts payable and accrued liabilities[1,3]	5,618	(144)	5,474
Payable to Partner Bank[1]	2,012	(2,012)	—
Taxes payable[3]	1,317	319	1,636
Operating lease liabilities	(357)	—	(357)
Deferred revenue[1]	1,586	2,750	4,336
Other liabilities	—	—	—
Net Cash Provided by Operating Activities	20,906	—	20,906
Cash Flows from Investing Activities:
Purchase or development of internal use software	(143)	—	(143)
Purchases of premises and equipment	(51)	—	(51)
Net Cash Used in Investing Activities	(194)	—	(194)
Cash Flows from Financing Activities:
Repayments of borrowings from Partner Bank	(21,000)	—	(21,000)
Capital contribution from Partner Bank	—	—	—
Recapitalization transaction	16,888	—	16,888
Cash provided by exercise of warrants	—	—	—
Net Provided by (Cash Used) in Financing Activities	(4,112)	—	(4,112)
Net Increase (Decrease) in Cash and Cash Equivalents	16,600	—	16,600
Cash and Cash Equivalents – Beginning	2,989	—	2,989
Cash and Cash Equivalents – Ending	$19,589	$—	$19,589

Supplementary Cash Flow Information:
Income taxes paid, net of refunds	$1,424	$—	$1,424
Interest paid	$178	$—	$178
Noncash Operating, Investing and Financing Activities:
Shares issued to settle Megalith accounts payable in connection with Recapitalization transaction[4]	$—	$740	$740
Share-based compensation expense recorded as capital contribution from Partner Bank	$—	$—	$—
1In order to restate the previously reported net Payable to Partner Bank balance on a gross basis.
2In order to restate for the adjustments related to share-based compensation expense.
3In order to restate the previously reported out of period adjustments in the correct period.
4In order to present the non-cash impact related to shares issued to settle Megalith accounts payable in connection with Recapitalization transaction.

	Nine-months ended September 30, 2021
(amounts in thousands)	As Previously Reported (Unaudited)	Restatement Adjustments	As Restated
Cash Flows from Operating Activities:
Net income (loss)[2,3]	$25,847	$(7,454)	$18,393
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of premises and equipment	147	—	147
Amortization of developed software	8,467	—	8,467
Amortization of other intangible assets	240	—	240
Amortization of leased assets	644	—	644
Impairment of software asset	—	—	—
Share-based compensation expense[2]	87	7,932	8,019
Gain on fair value of private warrant liability	(17,989)	—	(17,989)
Changes in operating assets and liabilities:
Accounts receivable, net[1,3]	2,886	(2,689)	197
Prepaid expenses and other current assets	302	—	302
Receivable from Partner Bank	—	—	—
Other assets	(631)	—	(631)
Accounts payable and accrued liabilities[1,3]	105	(220)	(115)
Payable to Partner Bank[1]	1,809	(1,809)	—
Taxes payable[3]	863	240	1,103
Operating lease liabilities	(535)	—	(535)
Deferred revenue[1]	(160)	4,000	3,840
Other liabilities	—	—	—
Net Cash Provided by Operating Activities	22,082	—	22,082
Cash Flows from Investing Activities:
Purchase or development of internal use software	(501)	—	(501)
Purchases of premises and equipment	(51)	—	(51)
Net Cash Used in Investing Activities	(552)	—	(552)
Cash Flows from Financing Activities:
Repayments of borrowings from Partner Bank	(21,000)	—	(21,000)
Capital contribution from Partner Bank	—	—	—
Recapitalization transaction	16,888	—	16,888
Cash provided by exercise of warrants	—	—	—
Net Provided by (Cash Used) in Financing Activities	(4,112)	—	(4,112)
Net Increase (Decrease) in Cash and Cash Equivalents	17,418	—	17,418
Cash and Cash Equivalents – Beginning	2,989	—	2,989
Cash and Cash Equivalents – Ending	$20,407	$—	$20,407

Supplementary Cash Flow Information:
Income taxes paid, net of refunds	$3,124	$—	$3,124
Interest paid	$178	$—	$178
Noncash Operating, Investing and Financing Activities:
Shares issued to settle Megalith accounts payable in connection with Recapitalization transaction[4]	$—	$740	$740
Share-based compensation expense recorded as capital contribution from Partner Bank	$—	$—	$—
1In order to restate the previously reported net Payable to Partner Bank balance on a gross basis.
2In order to restate for the adjustments related to share-based compensation expense.
3In order to restate the previously reported out of period adjustments in the correct period.
4In order to present the non-cash impact related to shares issued to settle Megalith accounts payable in connection with Recapitalization transaction.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosures.

Management conducted an evaluation (pursuant to Rule 13a-15(b) under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, Management concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses we identified are discussed in “Management’s Annual Report on Internal Control Over Financial Reporting” below.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for designing, implementing, and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment performed using this criterion, Management identified the following material weaknesses in internal control over financial reporting:

Control Environment and Monitoring Activities - The Company did not maintain an appropriately designed entity-level control environment and monitoring activities to prevent or detect material misstatements to the consolidated financial statements. These deficiencies were attributed to Management's limited public company experience including experience in maintaining effective internal control over financial reporting.

Control Activities and Information and Communication - Management did not adequately design and implement effective control activities which includes the information and communication necessary for management to evidence the implementation and effectiveness of internal control over financial reporting. The following control deficiencies were attributed to these material weaknesses:

a.Incorrect Application of FASB ASC 718 Stock Compensation – The Company did not correctly apply the technical accounting requirements of FASB ASC 718 Stock Compensation, as required under U.S. generally accepted accounting principles, to share-based compensation costs specific to the January 4, 2021 divestiture of the Company. This material weakness resulted in the restatement of the Company’s consolidated financial statements for the periods ended March 31, June 30, and September 30, 2021 with a net increase to previously reported share-based compensation expense of $3.1 million, $2.4 million, and $2.4 million, respectively.

b.Incorrect Application of FASB ASC 210-20-45 and FASB ASC 606-10-45 for Presentation of Contract Assets, Contract Liabilities, Receivables, and Payables – The Company did not correctly apply the technical accounting requirements of FASB ASC 210-20-45 and FASB ASC 606-10-45, as required under U.S. generally accepted accounting principles, to the presentation of certain contract liabilities, accounts receivable, and accounts payable positions with a related party. These positions were incorrectly presented net on the Company’s Consolidated Balance Sheets. This material weakness resulted in the restatement of the Company’s consolidated financial statements for the periods ended December 31, 2020, and March 31, June 30, and September 30, 2021 with the effect of correction grossing-up previously reported total assets and total liabilities on the Company’s Consolidated Balance Sheets by an equal and offsetting $3.1 million, $6.2 million, $4.3 million, and $5.3 million, respectively.

c.Ineffective Period-end Financial Reporting Controls – The Company’s period-end financial reporting controls, impacting all financial statement line items, and including management review controls over journal entries, reconciliations, account analysis, significant judgements and estimates, and required disclosures, were not effectively designed and implemented to detect potential misstatements to period-end financial statements, and as such, has been determined to be a material weakness. In addition, the correction of certain out of period adjustments that were deemed to be material resulted in the restatement of the Company’s consolidated financial statements with a net adjustment to previously reported net income (loss) of $(0.4) million, $0.3 million, $(0.3) million, and $0.5 million for the twelve months ended December 31, 2020 and interim reporting periods for the three-months ended March 31, 2021, six-months ended June 30, 2021, and nine-months ended September 30, 2021, respectively.

d.Ineffective Information Technology General Controls – The Company’s information technology general controls over certain key IT systems were not designed properly and did not operate effectively. Specifically, (i) user access controls did not restrict users’ access privileges commensurate with their assigned authority and responsibility, (ii) user access reviews were not performed sufficiently throughout the period related to certain key IT systems, and (iii) deprovisioning of user access was not performed consistently or timely.

e.Ineffective Complementary User Entity Controls – The Company did not implement an effective process to evaluate the risks associated with third-party service providers including the complementary user entity controls for the control activities performed by third-party service organizations.

f.Related Party Disclosures – The Company did not implement an effective process to identify and fully disclose all material related party transactions that would impact the decision-making of the users of the Company’s consolidated financial statements.

g.Payroll and Employee Benefits – The Company did not maintain sufficient documentation to evidence the performance of Management’s review and approval controls associated with payroll adjustments, commissions, and other incentive compensation awards.

h.Trade Accounts Payable – The Company did not maintain sufficient documentation to evidence the approval of vendor payments or the quarterly review and approval of the vendor master file.

Based on the material weaknesses described above, Management concluded that as of December 31, 2021, the Company’s internal control over financial reporting was not effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to applicable rules that permit us to provide only Management's report in this annual report.

Remediation

Management is committed to improving its internal controls. Management is actively engaged in the implementation of remediation plans to address the controls contributing to the material weaknesses. The remediation actions include, but are not limited to, the following:

Control Environment and Monitoring: Management will develop a comprehensive plan to design and implement an effective system of internal control over financial reporting. The Company intends to remedy the material weaknesses through activities including, but not limited to, (a) more clearly defined Management and Board of Director oversight, structures, reporting lines, and responsibilities, (b) hiring of additional resources with requisite skills and experience, (c) ongoing evaluations to ascertain whether the components of internal control over financial reporting are present and functioning, and (d) enhancements to internal processes to evaluate and communicate internal control over financial reporting deficiencies in a timely manner to those parties responsible for taking corrective action.

Control Activities and Information and Communication: Management is actively engaged in the development of a comprehensive plan to address the material weaknesses in the design and documentation of the Company’s system of internal control over financial reporting including its selection and development of control activities, the documentation of what is expected, procedures to put policies in action, and maintaining relevant, quality information to support the functioning of internal control over financial reporting. The remediation actions will include, but are not limited to, the periodic review of user access rights, segregation of duties, required policies and procedures, validation of approval, documentation standards, technical oversight, and defined precision levels within the following areas (a) period-end financial reporting including significant judgements and estimates, and required disclosures, (b) information technology general controls, (c) complementary user entity controls, (d) related party disclosures, (e) payroll and employee benefits, and (f) trade accounts payable.

In addition, Management has recently added personnel to the accounting function who have deeper technical accounting training and experience. Management will utilize these new personnel to perform a comprehensive review and enhancement of its internal accounting policies and procedures including accounting for share-based compensation and classification of contract assets, contract liabilities, receivables, and payables in accordance with U.S. generally accepted accounting principles.

We believe that these actions will remediate the identified material weaknesses, but Management is assessing the need for any additional steps to remediate the underlying causes that give rise to these material weaknesses. The weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period-of-time, and Management has concluded, through testing, that these controls are operating effectively. There is no assurance that additional remediation steps will not be necessary. We expect that the remediation of these material weakness will be fully implemented and validated by the end of the fourth quarter of 2022.

Changes in Internal Control Over Financial Reporting

Except for the material weaknesses described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION

Subsequent Events

On March 1, 2022, the Company reached an agreement, with settlement on March 11, 2022, to reacquire 1,169,963 Private Warrants at a price of $1.69 per warrant, or a total cost of $2.0 million, from Ms. Sherry Sidhu and Mr. Samvir Sidhu, who are immediate family members of our CEO. The transaction price was established based on the range of market prices during the repurchase conversations and was approved by the Company’s Audit Committee.

On April 27, 2022, our current Partner Bank, Customers Bank, which is a related party of the Company, indicated in a public filing that it will not renew the current Deposit Processing Services Agreement (the “Deposit Servicing Agreement”) with the Company when it expires on December 31, 2022. This creates a material uncertainty in regard to the Company’s financial condition, liquidity, and future results of operations. The Company is considering multiple strategic alternatives in the event the Deposit Servicing Agreement is not renewed, including internalizing services upon closing of the previously announced merger with First Sound Bank, partnering with other banks, utilizing a brokered deposit model, or entering into discussions with our current Partner Bank about a new Deposit Servicing Agreement after December 31, 2022 at then current market rates and conditions. Management believes its cash position as of May 10, 2022, and expected cash flow from operations through December 31, 2022, will allow the Company to meet its obligations as they come due through May 10, 2023, or twelve months from the date the consolidated financial statements included in this report are issued. Should additional liquidity be necessary, the Company could consider equity or debt financing, but there are no assurances that additional capital would be available or on terms that are acceptable to us. The Company’s inability to execute on any of the aforementioned alternatives could have a material adverse effect on the Company’s results of future operations, financial position, and liquidity.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item regarding our executive officers is presented in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2021 (the “2022 Proxy Statement”) and is incorporated herein by reference.

The information required by this Item regarding our directors is presented in our 2022 Proxy Statement and is incorporated herein by reference.

With regard to the information required by this Item regarding compliance with Section 16 of the Exchange Act of 1934, as amended, we provide disclosure of delinquent Section 16(a) reports in our 2022 Proxy Statement and such disclosure is incorporated herein by reference.

The information required by this Item regarding our audit committee is presented in our 2022 Proxy Statement and is incorporated herein by reference.

The information required by this Item regarding our code of ethics is presented in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The information required by this Item is included in the Proxy Statement for the 2022 Annual Meeting of Shareholders in the section titled “Executive Compensation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is included in the Proxy Statement for the 2022 Annual Meeting of Shareholders in the section titled “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information, as of December 31, 2021, with respect to shares of our common stock that may be issued, subject to certain vesting requirements, under existing and future awards under our 2020 Equity Incentive Plan. The following table also provides information, as of December 31, 2021, with respect to shares of our common stock that we may sell to our employees under our 2021 Employee Stock Purchase Plan.

	A	B	C
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, Rights, and RSUs.	Weighted-Average Exercise Price of Outstanding Options, Warrants, Rights, and RSUs.	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Plan Category
Equity compensation plans approved by security holders	704,600(1)	N/A	1,015,437(2)
Equity compensation plans not approved by security holders	—	—	—
Total	704,600		1,015,437

(1) Represents RSUs granted under our 2020 Equity Incentive Plan.
(2) Represents 515,437 shares of common stock available for issuance under our 2020 Equity Incentive Plan and 500,000 shares of common stock available for issuance under our 2021 Employee Stock Purchase Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is included in the Proxy Statement for the 2022 Annual Meeting of Shareholders in the sections titled “Certain Relationships and Related Party Transactions” and “Corporate Governance-Director Independence” and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is included in the Proxy Statement for the 2022 Annual Meeting of Shareholders in the section titled “Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

Part IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

1.Financial Statements. See Index to Financial Statements under Item 8 of this Annual Report on Form 10-K.

2.Financial Statement Schedules. All schedules have been omitted because the information required to be presented in them is not applicable or is shown in the financial statements or related notes.

3.Exhibits. The following documents are filed as exhibits to this report:

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

10.13+	Employment Agreement with James Donahue, dated September 15, 2021.
10.14	First Amendment to the Transition Services Agreement, dated September 15, 2021, by and between Customers Bank and the Company.

10.15+	Form of BM Technologies, Inc. Time Vesting RSU Award Agreement (incorporated by reference from the Company's Form S-8 filed September 29, 2021).
10.16+	Form of BM Technologies, Inc. Performance Vesting RSU Award Agreement (incorporated by reference from the Company's Form S-8 filed September 29, 2021).
10.17+	Form of Customers Bancorp, Inc. Retention Bonus Agreement.
14.1	Code of Ethics (incorporated by reference to Megalith’s Form S-1/A, filed with the SEC on August 16, 2018).
24.1	Power of Attorney (included in the signature page to the registration statement).
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

* Filed herewith
† Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.
+ Indicates a management or compensatory plan.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 10, 2022	BM Technologies, Inc.
(Registrant)

	By:	/s/ Luvleen Sidhu
	Name:	Luvleen Sidhu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Luvleen Sidhu	Chief Executive Officer and Director	May 10, 2022
Luvleen Sidhu	(Principal Executive Officer)

/s/ Robert Ramsey	Chief Financial Officer	May 10, 2022
Robert Ramsey	(Principal Financial Officer)

/s/ Pankaj Dinodia	Director	May 10, 2022
Pankaj Dinodia

/s/ Mike Gill	Director	May 10, 2022
Mike Gill

/s/ Aaron Hodari	Director	May 10, 2022
Aaron Hodari

/s/ Brent Hurley	Director	May 10, 2022
Brent Hurley

/s/ A.J. Dunklau	Director	May 10, 2022
A.J. Dunklau

/s/ Marcy Schwab	Director	May 10, 2022
Marcy Schwab