Form 10-Q
period 2022-03-31
BM Technologies, Inc.
filed 2022-08-16
CIK 1725872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☐   No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, non-accelerated filer, and emerging growth company in Rule 12b-2 of the Exchange Act.
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

The registrant had issued and outstanding 12,238,947 shares of common stock, par value $0.0001 per share, as of August 16, 2022.

Part I - Financial Information
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
BM TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS — UNAUDITED
(amounts in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$30,554	$25,704
Accounts receivable, net of allowance for doubtful accounts of $33 and $79	10,199	9,194
Prepaid expenses and other assets	2,589	2,099
Total current assets	43,342	36,997
Premises and equipment, net	416	346
Developed software, net	27,669	28,593
Goodwill	5,259	5,259
Other intangibles, net	4,669	4,749
Other assets	316	398
Total assets	$81,671	$76,342
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$8,772	$6,947
Taxes payable	3,137	1,807
Current portion of operating lease liabilities	236	416
Deferred revenue, current	15,774	15,387
Total current liabilities	27,919	24,557
Non-current liabilities:
Deferred revenue, non-current	120	190
Liability for private warrants	8,268	13,614
Total liabilities	$36,307	$38,361
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock: Par value $0.0001 per share; 10,000,000 authorized, none issued or outstanding at both March 31, 2022 and December 31, 2021	$—	$—
Common stock: Par value $0.0001 per share; 1 billion shares authorized; 12,245,947 shares issued and outstanding at March 31, 2022; 12,193,378 shares issued and outstanding at December 31, 2021	1	1
Additional paid-in capital	64,105	60,686
Accumulated deficit	(18,742)	(22,706)
Total shareholders’ equity	$45,364	$37,981
Total liabilities and shareholders’ equity	$81,671	$76,342
See accompanying notes to the unaudited consolidated financial statements.

BM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Operating revenues:
Interchange and card revenue	$6,643	$8,244
Servicing fees from Partner Bank	14,192	9,372
Account fees	2,555	2,661
University fees	1,603	1,324
Other revenue	54	2,601
Total operating revenues	25,047	24,202
Operating expenses:
Technology, communication, and processing	6,918	8,422
Salaries and employee benefits	9,482	8,557
Professional services	2,372	1,737
Provision for operating losses	1,602	1,329
Occupancy	307	309
Customer related supplies	230	377
Advertising and promotion	113	191
Merger and acquisition related	289	—
Other expense	771	457
Total operating expenses	22,084	21,379
Income from operations	2,963	2,823
Non-operating expenses:
Gain on fair value of private warrant liability	2,644	15,003
Interest expense	—	(54)
Income before income tax expense	5,607	17,772
Income tax expense	1,643	1,713
Net income	$3,964	$16,059

Weighted average number of shares outstanding - basic	11,955	11,698
Weighted average number of shares outstanding - diluted	12,563	15,325

Net income per share - basic	$0.33	$1.37
Net income (loss) per share - diluted	$0.32	$0.07
See accompanying notes to the unaudited consolidated financial statements.

BM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
For the Three Months Ended March 31, 2022 and 2021
(amounts in thousands, except share data)

	Common Stock
	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total
Balance at December 31, 2021	12,193,378	$1	$60,686	$(22,706)	$37,981
Net income	—	—	—	3,964	3,964
Share-based compensation expense	52,569	—	2,919	—	2,919
Conversion of private warrants to public warrants	—	—	725	—	725
Tax paid on behalf of employees related to net settlement of share-based awards	—	—	(225)	—	(225)
Balance at March 31, 2022	12,245,947	$1	$64,105	$(18,742)	$45,364

	Common Stock
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2020	6,123,432	$1	$64,017	$(39,749)	$24,269
Net income	—	—	—	16,059	16,059
Valuation of private warrants	—	—	(30,839)	—	(30,839)
Recapitalization transaction	4,759,911	—	16,148	—	16,148
Issuance of common stock as compensation	1,317,035	—	2,323	—	2,323
Share-based compensation expense	—	—	811	—	811
Balance at March 31, 2021	12,200,378	$1	$52,460	$(23,690)	$28,771

See accompanying notes to the unaudited consolidated financial statements.

BM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$3,964	$16,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	48	56
Amortization of developed software	2,944	2,823
Amortization of other intangibles	80	80
Amortization of leased assets	178	282
Share-based compensation expense	2,919	3,139
Gain on fair value of private warrant liability	(2,644)	(15,003)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,005)	(1,318)
Prepaid expenses and other current assets	(490)	(2,683)
Other assets	(96)	(137)
Accounts payable and accrued liabilities	1,825	1,889
Taxes payable	1,330	1,679
Operating lease liabilities	(180)	(182)
Deferred revenue	317	2,835
Net Cash Provided by Operating Activities	9,190	9,519
Cash Flows from Investing Activities:
Development of internal use software	(2,020)	(117)
Purchases of premises and equipment	(118)	—
Net Cash Used in Investing Activities	(2,138)	(117)
Cash Flows from Financing Activities:
Repayments of borrowings from Partner Bank	—	(15,572)
Recapitalization transaction	—	20,560
Repurchase of private warrants	(1,977)	—
Payments related to net settlement of share-based compensation awards	(225)	—
Net Cash (Used in) Provided by Financing Activities	(2,202)	4,988
Net Increase in Cash and Cash Equivalents	4,850	14,390
Cash and Cash Equivalents – Beginning	25,704	2,989
Cash and Cash Equivalents – Ending	$30,554	$17,379

Supplementary Cash Flow Information:
Interest paid	$—	$119
Noncash Operating, Investing, and Financing Activities:
Shares issued to settle Megalith accounts payable in connection with Recapitalization transaction	$—	$740
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

BMTX facilitates deposits and banking services between a customer and our Partner Bank, Customers Bank (“Customers Bank”), a Pennsylvania state-chartered bank, which is a related party and is a Federal Deposit Insurance Corporation (“FDIC”) insured bank. BMTX’s business model leverages partners’ existing customer bases to achieve high volume, low-cost customer acquisition in its Higher Education Disbursement, Banking-as-a-Service (“BaaS”), and niche Direct to Consumer (“D2C") Banking businesses. BMTX has four primary revenue sources: interchange and card revenue, servicing fees from BMTX’s Partner Bank, account fees, and university fees. The majority of revenues are driven by customer activity (deposits, spend, transactions, etc.) but may be paid or passed through by BMTX’s Partner Bank, universities, or paid directly by customers.

BMTX is a Delaware corporation, originally incorporated as Megalith Financial Acquisition Corp (“Megalith”) in November 2017 and renamed BM Technologies, Inc. in January 2021 at the time of the merger between Megalith and BankMobile Technologies, Inc. Until January 4, 2021, BankMobile Technologies, Inc. was a wholly-owned subsidiary of Customers Bank, a wholly-owned subsidiary of Customers Bancorp, Inc. (the “Bancorp” or “Customers Bancorp”). Customers Bank is BMTX’s Partner Bank.

BMTX’s Partner Bank holds the FDIC insured deposits that BMTX sources and services and is the issuing bank on BMTX’s debit cards. BMTX’s Partner Bank pays the Company a deposit servicing fee for the deposits generated and passes through interchange income earned from debit transactions.

BMTX is not a bank, does not hold a bank charter, and does not provide banking services, and as a result it is not subject to direct banking regulation, except as a service provider to our Partner Bank. BMTX is also subject to the regulations of the Department of Education (“ED”), due to its student Disbursements business, and is periodically examined by it. BMTX’s contracts with most of its higher education institutional clients require it to comply with numerous laws and regulations, including, where applicable, regulations promulgated by the ED regarding the handling of student financial aid funds received by institutions on behalf of their students under Title IV of the Higher Education Act of 1965; the Family Educational Rights and Privacy Act of 1995 (“FERPA”); the Electronic Fund Transfer Act and Regulation E; the USA PATRIOT Act and related anti-money laundering requirements; and certain federal rules regarding safeguarding personal information, including rules implementing the privacy provisions of the Gramm-Leach-Bliley Act (“GLBA”). Other products and services offered by BMTX may also be subject to other federal and state laws and regulations.
NOTE 2 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

These interim unaudited consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). Any reference to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification ("ASC") and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB"). These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of BMTX for the interim periods presented.

The preparation of interim unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the interim unaudited consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include valuation of deferred tax assets, valuation of the private warrants, goodwill, and intangible asset impairment analysis. Actual results could differ from those estimates.

Prior Period Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Balance Sheet Reclassifications

In preparation of the Company’s interim unaudited consolidated financial statements as of and for the three months ended March 31, 2022, the Company identified that its reserve for losses resulting from fraud or theft-based transactions that have generally been disputed by BMTX serviced deposit account holders and a related receivable were previously presented on a net basis as a component of Other assets. The Company reviewed this presentation and concluded that these amounts are better presented on a gross basis including the reserve for losses as a component of Accounts payable and accrued liabilities and including the receivable for any billable reimbursements from our Partner Bank as a component of Accounts receivable, net.

In addition, the MasterCard quarterly fee assessment was reclassified from Accounts payable and accrued liabilities to Accounts receivable, net to better present the fee assessment balance.

Finally, the Company identified certain prepaid taxes that were previously included as a component of Other Assets. The Company reviewed this presentation and concluded that these amounts are better presented as a component of Prepaid expenses and other current assets due to their short-term nature.

The effect of these reclassifications has increased Accounts receivable, net by $33 thousand and Accounts payable and accrued liabilities by $86 thousand, decreased Other assets by $439 thousand, and increased Prepaid expenses and other current assets by $320 thousand at December 31, 2021.

Statement of Income (Loss) Reclassifications

In preparation of the Company’s interim unaudited consolidated financial statements as of and for the three months ended March 31, 2022, the Company identified certain expenses that were previously included as a component of Customer related supplies and Occupancy that are better presented as a component of Technology, communication, and processing.

In addition, the Company identified card replacement fees reimbursed from a BaaS partner were recognized as a component of Account fees when only the margin of those fees should have been recognized as revenue and the reimbursable expense should have been recognized as a component of Customer related supplies.

The effect of these reclassifications for the three months ended March 31, 2021 decreased revenue from Account fees and Other revenue by $25 thousand and $49 thousand respectively, decreased Customer related supplies and Occupancy expenses by $98 thousand and $43 thousand respectively, and increased expenses Technology, communication, and processing expenses by $67 thousand. The impact of these adjustments has no effect on Net income (loss) from operations.

Significant Accounting Policies

These interim unaudited consolidated financial statements should be read in conjunction with the 2021 audited consolidated financial statements and related notes of BMTX, which describe BMTX’s significant accounting policies. There have been no material changes to BMTX’s significant accounting policies during the three months ended March 31, 2022. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted from these interim unaudited consolidated financial statements as permitted by U.S. GAAP and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised ASUs applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use the extended transition period under the JOBS Act.

Accounting Pronouncements Issued but Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB that are adopted by BMTX as of the required effective dates. The following paragraphs related to new pronouncements should be read in conjunction with Significant Accounting Policies of the notes to the audited consolidated financial statements included in our 2021 Form 10-K. Unless otherwise discussed, management believes the impact of any recently issued standards, including those issued but not yet effective, will not have a material impact on its consolidated financial statements taken as a whole.

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
NOTE 3 — ACCOUNTS RECEIVABLE
Accounts receivable, net primarily relate to billings for deposit processing services to our Partner Bank, MasterCard incentive income, uncollected university subscription and disbursement services fees, and receivables from a BaaS partner, and are recorded at face amounts less an allowance for doubtful accounts. Management evaluates accounts receivable and establishes the allowance for doubtful accounts based on historical experience, analysis of past due accounts, and other current available information.

Accounts receivable deemed to be uncollectible are individually identified and are charged-off against the allowance for doubtful accounts. The allowance for doubtful accounts was less than $0.1 million at March 31, 2022 and $0.1 million at December 31, 2021.

(amounts in thousands)	Beginning Balance	Additions	Reductions	Ending Balance
Allowance for doubtful accounts
Three months ended March 31, 2022	$79	$4	$(50)	$33
Twelve months ended December 31, 2021	$—	$171	$(92)	$79

NOTE 4 — PREMISES AND EQUIPMENT AND DEVELOPED SOFTWARE

Premises and Equipment

The components of premises and equipment were as follows:

(amounts in thousands)	Expected Useful Life	March 31, 2022	December 31, 2021
Leasehold improvements	5 years	$28	$28
Furniture, fixtures and equipment	10 years	243	243
IT equipment	3 to 5 years	1,931	1,813
		2,202	2,084
Accumulated depreciation		(1,786)	(1,738)
Total		$416	$346
Depreciation is recorded in Occupancy expense on the unaudited Consolidated Statements of Income (Loss). For both the three months ended March 31, 2022 and 2021, BMTX recorded depreciation expense of less than $0.1 million.

Developed Software
The components of developed software were as follows:

(amounts in thousands)	Expected Useful Life	March 31, 2022	December 31, 2021
Higher One disbursement business developed software	10 years	$27,400	$27,400
Internally developed software	3 to 7 years	41,683	41,683
Work-in-process		2,441	421
		71,524	69,504
Accumulated amortization		(43,855)	(40,911)
Total		$27,669	$28,593
Amortization is recorded in Technology, communication and processing expense on the unaudited Consolidated Statements of Income (Loss). BMTX recorded amortization expense of $2.9 million and $2.8 million for the three months ended March 31, 2022 and 2021, respectively.
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
Goodwill is reviewed for impairment annually as of October 31 and between annual tests when events and circumstances indicate that impairment may have occurred. There was no goodwill impairment for the three months ended March 31, 2022 and 2021.

Other intangibles, net includes assets subject to amortization that are reviewed for impairment under FASB ASC 360, Property, Plant and Equipment. There was no impairment for Other intangibles, net for the three months ended March 31, 2022 and 2021.

The components of Other intangibles, net as of March 31, 2022 and December 31, 2021 were as follows:

(amounts in thousands)	Expected Useful Life	March 31, 2022	December 31, 2021
Customer relationships – universities	20 years	$6,402	$6,402
Accumulated amortization		(1,733)	(1,653)
Total		$4,669	$4,749
Amortization is recorded in Other expense on the unaudited Consolidated Statements of Income (Loss). BMTX recorded amortization expense of $0.1 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.
The customer relationships - universities intangibles will be amortized in future periods as follows:

Remainder of 2022	$240
2023	320
2024	320
2025	320
2026	320
After 2026	3,149
Total	$4,669
NOTE 6 — LEASES
At March 31, 2022, BMTX leased two offices under operating leases. The leases consist of 5-year lease terms with options to renew the leases or extend the term annually or with mutual agreement. The leases include variable lease payments that are based on an index or rate, such as an annual increase in operating expenses over the initial lease year’s expenses. Variable lease payments are not included in the lease liability or right-of-use (“ROU”) asset and are recognized in the period in which the obligations for those payments are incurred. BMTX’s operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. As BMTX’s operating leases do not provide an implicit rate, BMTX utilized the incremental borrowing rate of Customers Bank, its former parent, based on the information available at either the adoption of FASB ASC 842, Leases or the commencement date of the lease, whichever was later, when determining the present value of lease payments.

The following table summarizes operating lease ROU assets and operating lease liabilities and their corresponding classification on the Company’s Consolidated Balance Sheets:

(amounts in thousands)	Classification	March 31, 2022	December 31, 2021
Assets:
Operating lease ROU assets	Other assets	$220	$398
Liabilities:
Operating lease liabilities	Operating lease liabilities	$236	$416
Operating lease expenses are recorded in Occupancy on the Consolidated Statements of Income (Loss). BMTX recorded lease expense of $0.2 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.
The maturities of non-cancelable operating leases were as follows at March 31, 2022:

(amounts in thousands)	March 31, 2022
2022	$237
Total minimum payments	237
Less: interest	(1)
Present value of lease liabilities	$236

Cash paid pursuant to operating lease liabilities for the three months ended March 31 totaled $0.2 million in 2022 and $0.2 million in 2021, and is reported as cash flows used in operating activities in the unaudited Consolidated Statements of Cash Flows.
NOTE 7 — BORROWINGS FROM PARTNER BANK
In 2021, BMTX had a $10.0 million line of credit with our Partner Bank, which is a related party of the Company. The amount that may be borrowed was subject to a borrowing base limit based on a percentage of BMTX’s accounts receivable balance. The $10.0 million line of credit carried an interest rate equal to one-month LIBOR plus 375 bps. LIBOR means the One Month London Inter-Bank Offered Rate as published in the Money Section of the Wall Street Journal on the last U.S. business day of the month, but in no event shall the LIBOR rate used for the line of credit be less than 50 basis points. Interest was paid monthly in arrears with the principal due in its entirety at the maturity date per the original arrangement. Borrowed funds could have been repaid at any time without penalty. The line of credit was originally scheduled to mature on January 4, 2022. On November 30, 2021, BMTX and our Partner Bank agreed to terminate the line of credit. There was zero balance outstanding under the line of credit as of March 31, 2022 and as of December 31, 2021.
NOTE 8 — COMMITMENTS AND CONTINGENCIES
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the unaudited interim consolidated financial statements that are not currently accrued for. However, in light of the uncertainties inherent in these matters, it is possible that the ultimate resolution may have a material adverse effect on BMTX’s results of operations for a particular period, and future changes in circumstances or additional information could result in accruals or resolution in excess of established accruals, which could adversely affect BMTX’s results of operations, potentially materially.

NOTE 9 — SHAREHOLDERS’ EQUITY AND PRIVATE WARRANT LIABILITY

The Consolidated Statements of Changes in Shareholders’ Equity reflect the reverse recapitalization and merger with Megalith as of January 4, 2021. Since BMTX was determined to be the accounting acquirer in the transaction, all periods prior to the consummation of the transaction reflect the balances and activity of BMTX (other than shares which were retroactively restated in connection with the transaction).

Common Stock
The Company is authorized to issue 1,000,000,000 shares of common stock, par value $0.0001 per share. At March 31, 2022, there were 12,245,947 shares of common stock issued and outstanding, which includes the 300,000 performance shares discussed below. At December 31, 2021 there were 12,193,378 shares of common stock issued and outstanding.

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

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Performance Based Shares

The Company has 300,000 common shares, par value $0.0001 per share, issued and outstanding that contain a restrictive legend, subject to release only if the vesting criteria occurs before the seventh anniversary of the closing date of the merger with Megalith. If the vesting criteria has not occurred prior to the seventh anniversary of the closing date of the merger, the shares will be forfeited and cancelled. The vesting criteria means either (1) the volume weighted average price of the Company’s common stock on the principal exchange on which such securities are then listed or quoted shall have been at or above $15.00 for twenty (20) trading days (which need not be consecutive) over a thirty (30) trading day period; or (ii) the Company sells shares of its capital stock in a secondary offering for at least $15.00 per share, in each case subject to equitable adjustment for share splits, share dividends, reorganizations, combinations, recapitalizations and similar transactions affecting the shares of the Company’s common stock after the merger, and possible reduction for certain dividends granted to the Company’s common stock, or (2) the Company undergoes certain change in control or sales transactions. None of the vesting conditions for the performance shares have been met as of March 31, 2022 and no expense has been recognized.

Dividend Policy

We have not paid any cash dividends on our common stock to date and have no present intention to pay cash dividends in the future. The payment of cash dividends by the Company in the future will be dependent upon the Company’s revenues and earnings, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of the board of directors of the Company.

January 4, 2021 Share-Based Compensation Award

In connection with its January 4, 2021 divestiture of the Company, Customers Bank, the Company’s former parent, granted 1,317,035 of the merger consideration shares of the Company it received to certain employees and executives of the Company. The share-based compensation award is subject to vesting conditions, including a required service condition from award recipients through January 3, 2023. The grant date fair value of the award, totaling $19.6 million, is recorded as share-based compensation expense in the Company’s Consolidated Statements of Income (Loss) on a straight-line basis over the two year post-grant vesting period, net of any actual forfeitures. The shares awarded are restricted until fully vested, and none of the shares issued under this award are vested at March 31, 2022. In addition, the holders of restricted shares may elect to surrender a portion of their shares on the vesting date to cover their income tax obligations. For the three months ended March 31, 2022 and 2021 the share-based compensation expense related to these awards totaled $2.2 million and $2.3 million, respectively.

The change in unvested shares under the January 4, 2021 Share-Based Compensation Award is shown below:

	Number of Awards	Weighted-Average Grant-Date Fair Value Per Award
Balance as of December 31, 2021	1,283,535	$14.87
Granted	—	$—
Vested	—	$—
Forfeited	(13,000)	$14.87
Balance as of March 31, 2022	1,270,535	$14.87

In addition, and in connection with the January 4, 2021 divestiture of the Company, Customers Bank accelerated the vesting for existing restricted stock units and stock options previously granted to certain employees of the Company. The share-based compensation expense, net of forfeitures, associated with the accelerated vesting totaling $0.8 million is recorded in Salaries and employee benefits expense for the three months ended March 31, 2021. No such transactions exist for the three months ended March 31, 2022.

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

The aggregate number of shares of common stock that may be issued pursuant to stock awards under the Equity Incentive Plan will not, and currently does not, exceed 10% of the issued and outstanding shares of our common stock. Grants were made under the Equity Incentive Plan for the three months ended March 31, 2022 as described within Restricted Stock Units below.

Restricted Stock Units (“RSUs”)

On September 30, 2021, the Company granted 695,000 RSUs to certain executives split equally between service-based and performance-based awards. The RSUs granted to these executives will vest over three to five years upon achievement of certain service-based, performance-based, and market conditions. The vesting commencement date was January 4, 2021. We recognize the compensation cost starting from the grant date in accordance with ASC 718-10-55-108.

In addition to the executive RSU awards granted on September 30, 2021, the Company periodically grants individual awards with service-based vesting. During the three months ended March 31, 2022 and 2021, the Company granted 46,190 and 0 service-based RSU awards under the Equity Incentive Plan, respectively.

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

For the three months ended March 31, 2022 and 2021, the share-based compensation expense related to RSU awards totaled $0.6 million and zero, respectively and is recorded in Salaries and employee benefits expense

The change in unvested RSUs awarded is shown below:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of December 31, 2021	704,600	$8.96
Granted	46,190	$9.17
Vested	(90,075)	$9.02
Forfeited	—	$—
Balance as of March 31, 2022	660,715	$8.95

Employee Stock Purchase Plan (“ESPP”)

The Company has an ESPP (the “BM Technologies Inc. 2021 Employee Stock Purchase Plan”) which has an effective date of May 1, 2021. The purpose of the plan is to provide eligible employees with an incentive to advance the interests of the Company and its Subsidiaries, by affording them an opportunity to purchase stock of the Company at a favorable price. As of March 31, 2022, there are no shares purchased on behalf of employees under the ESPP, as the program has not yet been made available for employee participation.

Warrants

At March 31, 2022 and 2021, respectively, there were 22,703,104 and 23,874,667 warrants to purchase our common stock outstanding. The warrant totals for each period-end consist of 17,227,289 and 16,928,889 public warrants and 5,475,815 and 6,945,778 private warrants as of March 31, 2022 and 2021, respectively.

Each whole warrant entitles the registered holder to purchase one whole share of common stock at a price of $11.50 per share. The warrants will expire five years after the completion of the merger with Megalith (January 4, 2026) or earlier upon redemption or liquidation; the Company has redemption rights if our common stock trades above $24.00 for 20 out of 30 days. The private warrants are identical to the public warrants except that the private warrants are non-redeemable and exercisable on a cashless basis so long as they are held by the sponsor and certain others.

As of March 31, 2022, 1,500 of the Company’s outstanding public warrants have been exercised and 1,169,903 of the private warrants have been repurchased by the Company from related parties at $1.69 per warrant. In addition, as of March 31, 2022, 300,000 of the private warrants have been reclassified as public warrants based upon a sale of the private warrants by the original holders which resulted in a modification of terms that effect classification as public warrants. There was no warrant exercise, repurchase, or reclassification activity during the three months ended March 31, 2021.

The private warrants and the public warrants are treated differently for accounting purposes, as follows:

Private Warrants

In accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity, the private warrants are accounted for as liabilities and will be marked-to-market each reporting period with the change in fair value recognized in earnings. In general, under the mark-to-market accounting model, as our stock price increases, the private warrant liability increases, and we recognize additional expense in our Consolidated Statements of Income (Loss) – with the opposite when our stock price declines. Accordingly, the periodic revaluation of the private warrants could result in significant volatility in our reported earnings.

Opening Balance Sheet Impact: As of the date of our merger with Megalith on January 4, 2021, the $30.8 million fair value of the private warrants was recorded as a warrant liability on our Consolidated Balance Sheets in Liability for private warrants with a corresponding offset to Additional paid-in-capital within equity. The fair value of the private warrants was estimated using a modified version of the Black-Scholes option pricing formula. We assumed a term for the private warrants equal to the contractual term from the merger date and then discounted the resulting value to the valuation date. Among the key inputs and assumptions used in the pricing formula at January 4, 2021: a term of 5.0 years; volatility of 20%; a dividend yield of zero; an underlying stock price of $14.76; a risk free interest rate of 0.38%; and a closing price of the Public Warrants of $2.50 per share.

Income Statement Impact: Subsequent to the close of the merger, any change in the fair value of the private warrants is recognized in our Consolidated Statements of Income (Loss) below operating profit as Gain (loss) on fair value of private warrant liability with a corresponding amount recognized in the Liability for private warrants on our Consolidated Balance Sheets. For the three months ended March 31, 2022 and 2021, we recognized a $2.6 million gain and a $15.0 million gain on the revaluation of the private warrants, respectively.

Balance Sheet Impact: The private warrant liability is presented in the account Liability for private warrants in the long-term liabilities section of our Consolidated Balance Sheets. As noted above, the change in fair value of the underlying private warrants results in a corresponding change in the balance of the warrant liability on our Consolidated Balance Sheets. When warrants are exercised, the fair value of the liability is reclassified to Additional paid-in capital within equity. The cash received for the exercise of warrants is reflected in Cash and cash equivalents with a corresponding offset recorded in Common stock and Additional paid-in capital within equity.

Cash Flow Impact: The impact of the change in fair value of the private warrants has no impact on our cash flows as it is a noncash adjustment. The cash received for any future exercise of warrants will be recorded in cash flows from financing activities. During the three months ended March 31, 2022, the Company repurchased private warrants from related parties for cash consideration totaling $2.0 million. No such transactions occurred during the three months ended March 31, 2021.

Shareholders’ Equity Impact: The impact to Additional paid-in-capital as of the opening balance sheet is described above. Any future exercises of the private warrants will result in a reduction of the Liability for private warrants on the Consolidated Balance Sheets with a corresponding increase to Common Stock and Additional paid-in-capital.

Public Warrants

In accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity, the public warrants are treated as equity instruments under U.S. GAAP. Accordingly, the public warrants are not marked-to-market each reporting period, thus there is no impact to quarterly earnings. Any future exercises of the public warrants will be recorded as cash received and recorded in Cash and cash equivalents, with a corresponding offset recorded in Common stock and Additional paid-in-capital within equity.

NOTE 10 — REVENUES

Revenues

BMTX recognizes operating revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers.

The following table presents BMTX’s revenues disaggregated by nature of the revenue stream and the pattern or timing of revenue recognition for the three months ended March 31, 2022 and 2021. The Company has one reportable segment and all revenues are earned in the U.S.

	Three Months Ended March 31,
(amounts in thousands)	2022	2021
Revenues:
Revenue recognized at point in time:
Interchange and card revenue	$6,643	$8,244
Servicing fees from Partner Bank	14,192	9,372
Account fees	2,555	2,661
University fees - disbursement activity	476	271
Other	54	2,601
Total revenue recognized at point in time	23,920	23,149
Revenue recognized over time:
University fees - subscriptions	1,127	1,053
Total revenue recognized over time	1,127	1,053
Total revenues	$25,047	$24,202

Deferred Revenue

Deferred revenue consists of payments received from customers, most significantly from our Partner Bank, prior to the performance of services. Deferred revenue is recognized over the service period on a straight-line basis or when the contractual performance obligation has been satisfied. The Company classifies deferred revenue on the Consolidated Balance Sheets in Deferred revenue, current and Deferred revenue, non-current based upon the expected timing of revenue recognition.

The deferred revenue balances were as follows:

(amounts in thousands)	March 31, 2022	December 31, 2021
Deferred revenue (current and non-current)	$15,894	$15,577

During the three months ended March 31, 2022, the Company recognized revenue of approximately $14.1 million included in deferred revenue at the beginning of the period. During the three months ended March 31, 2021, the Company recognized revenue of approximately $8.9 million included in deferred revenue at the beginning of the period.

Unbilled receivables

The Company had $1.6 million of unbilled receivables, or amounts recognized as revenue for which invoices have not yet been issued, as of March 31, 2022, and $2.1 million as of December 31, 2021. Unbilled receivables are reported in Accounts receivable, net on the Consolidated Balance Sheets.
NOTE 11 — INCOME TAXES

The Company’s effective tax rate was 29.3% and 9.6% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate differs from the Company’s marginal tax rate of 27.4% due to the non-taxable fair value adjustments related to the non-compensatory private warrant liability being recorded through earnings, offset by the tax associated with the estimated annual increase of the valuation allowance established against deferred tax assets.

The deferred tax asset at March 31, 2022 and 2021 was $29.9 million and $25.8 million, respectively. These balances consisted mainly of Section 197 intangibles. These Section 197 intangibles resulted from a step-up in tax basis of the assets acquired from BankMobile Technologies, Inc., which for GAAP purposes, were not recorded at fair value.

A full valuation allowance has been recorded against the deferred tax asset balance for all periods presented. The Company has no net operating loss or other carryforward deferred tax assets. A valuation allowance is recognized when it is more likely than not that all or a portion of the deferred tax asset will be realized based on the weight of the available positive and negative evidence. Management determined the verifiable negative evidence from the three years of cumulative losses outweighs any available positive evidence as of March 31, 2022, but will continue to evaluate this determination each quarterly period going forward.
NOTE 12 — EARNINGS (LOSS) PER SHARE
The following are the components and results of operations and earnings (loss) per common share calculations for the periods presented:

	Three Months Ended March 31,
(amounts in thousands, except per share data)	2022	2021
Net income available to common shareholders - used in calculating basic EPS	$3,964	$16,059
Adjustment for private warrant liability[1]	—	15,003
Net income - used in calculating diluted EPS	$3,964	$1,056

Weighted-average common shares outstanding – basic	11,955	11,698
Weighted-average common shares outstanding – diluted	12,563	15,325

Net income per common share - basic	$0.33	$1.37
Net income per common share - diluted	$0.32	$0.07
1 Diluted earnings per share for the three months ended March 31, 2021 is calculated based on adjusted net income of $1.1 million due to the elimination of the revaluation gain on the private warrant liability.

The following table presents the reconciliation from basic to diluted weighted average shares outstanding used in the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
(amounts in thousands)	2022	2021
Weighted average shares used in computing net income per common share, basic	11,955	11,698
Add:
Public warrants	—	2,572
Private warrants	—	1,055
Time-based RSUs	608	—
Weighted average shares used in computing net income per common share, diluted	12,563	15,325

For basic earnings per share, the performance based shares are subject to forfeiture and they are considered share-indexed instruments and not outstanding shares until they are vested. During the three months ended March 31, 2022 and 2021, the vesting criteria has not been met and they are not included.

For the three months ending March 31, 2022, our performance based shares, public warrants, and private warrants were excluded from the computation of diluted weighted average shares outstanding as the necessary conditions had not been achieved for the performance based shares and the average stock price for the period was below the strike price for the warrants. The performance based shares are only considered in the calculation for diluted earnings per share if they are dilutive in nature. The performance based shares are only dilutive when the average share price is greater than the strike price and when positive net income is reported. During the three months ended March 31, 2022 and 2021, the average share price was below the strike price and these shares were not included in the diluted earnings per share calculations. For the three months ended March 31, 2022, our performance based and market condition RSUs were excluded because the vesting is contingent upon the satisfaction of certain conditions which had not been achieved as of March 31, 2022.

For the three months ending March 31, 2021, our public warrants and private warrants were included in the computation of diluted weighted average shares outstanding as the average stock price for the period was above the strike price for the warrants. For the three months ended March 31, 2021, there were no RSUs issued and outstanding.

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net income per share of common stock:

	Three Months Ended March 31,
(amounts in thousands)	2022	2021
Performance based shares	300	300
Public warrants	17,227	—
Private warrants	5,476	—
Performance based and market-condition RSUs	348	—
Total	23,351	300
NOTE 13 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
BMTX uses fair value measurements to determine and disclose the fair value of its financial instruments. FASB’s ASC 825, Financial Instruments, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For fair value disclosure purposes, BMTX utilized the fair value measurement criteria under FASB ASC 820, Fair Value Measurements (“ASC 820”).

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
The following methods and assumptions were used to estimate the fair values of BMTX’s financial instruments as of March 31, 2022 and December 31, 2021:

Cash and cash equivalents
Cash and cash equivalents reported on the Consolidated Balance Sheets consists of non-interest bearing demand deposits, for which carrying value approximates fair value.
Accounts receivable, net
The carrying amount of accounts receivable approximates fair value because of the short-term nature of these items.

Liability for Private Warrants

The fair value of the private warrants was estimated using a modified version of the binomial lattice model incorporating the Cox-Ross-Rubenstein methodology at March 31, 2022 and a modified version of the Black-Scholes option pricing model for European calls at December 31, 2021. We assumed a term for the private warrants equal to the contractual term from the date of the merger with Megalith and then discounted the resulting value to the valuation date. Among the key inputs and assumptions used in the pricing formula at March 31, 2022 were the following: a term of 3.8 years; volatility of 35%; a dividend yield of zero; an underlying stock price of $8.55; a risk free interest rate of 2.42%; and a closing price of the public warrants of $1.49 per share. The warrant liability is classified as a Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement.
The estimated fair value of BMTX’s financial instruments at March 31, 2022 and December 31, 2021 were as follows:

			Fair Value Measurements at March 31, 2022
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$30,554	$30,554	$30,554	$—	$—
Accounts receivable, net	10,199	10,199	10,199	—	—
Liabilities:
Liability for private warrants	$8,268	$8,268	$—	$—	$8,268

			Fair Value Measurements at December 31, 2021
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$25,704	$25,704	$25,704	$—	$—
Accounts receivable, net	9,194	9,194	9,194	—	—
Liabilities:
Liability for private warrants	$13,614	$13,614	$—	$—	$13,614
NOTE 14 — RELATIONSHIP WITH OUR PARTNER BANK

The Company has several relationships with our Partner Bank, Customers Bank, which is a related party of the Company. These relationships are described below.

Cash management

All of the Company’s cash and cash equivalents are on deposit with our Partner Bank.

Debt financing

As disclosed in Note 7- Borrowings from Partner Bank, our Partner Bank previously provided the Company with lines of credit, all of which have been terminated as of December 31, 2021.

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

On June 29, 2022, the Company received written notice that Customers Bank does not intend to renew the Deposit Servicing Agreement. See Note 15 - Subsequent Events for additional information.

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

Transition Services Agreement

On January 4, 2021, we entered into a Transition Services Agreement with our Partner Bank, pursuant to which each party agreed for a period of up to twelve months to provide certain transition services listed therein to the other party. A limited number of these transition services were subsequently extended through March 31, 2022. In consideration for the services, we paid our Partner Bank a service fee of $12,500 per month, plus any expenses associated with the services.

Included within the Transition Services Agreement is a provision for administering the Company’s 401(k) plan for the benefit of Company employees. Effective April 9, 2021, the Customers Bank 401(k) plan became a multi-employer plan, as defined by the U.S. Department of Labor in accordance with the Employee Retirement Income Security Act of 1974, covering both the full-time employees of Customers Bank and the Company. The Company provides a matching contribution equal to 50% of the first 6% of the contributions made by its eligible participating employees. The Company’s employer contributions to the 401(k) plan for the benefit of its employees for the three months ended March 31, 2022 and 2021 were $0.2 million, and $0.2 million, respectively. These contributions are recorded in Salaries and employee benefits in the Consolidated Statements of Income (Loss).

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

On November 29, 2021, the Company entered into an agreement with our Partner Bank which terminated the $10.0 million line of credit and gave the Company the right to any shares that were forfeited as part of the January 4, 2021 Share-Based Compensation Award. During the three months ended March 31, 2022, 13,000 forfeited shares were reacquired by the Company from our Partner Bank.

Both the President and Executive Chairman of the Board of our Partner Bank are immediate family members of the Company’s CEO and together with their spouses own less than 5.0% of the Company’s outstanding common stock at March 31, 2022.

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

Positions with our Partner Bank are presented on our Consolidated Balance Sheets in Accounts receivable, net, Deferred revenue, current, and Accounts payable and accrued liabilities. The Accounts receivable balances related to our Partner Bank as of March 31, 2022 and December 31, 2021 were $5.9 million and $5.5 million, respectively. The Deferred revenue balances related to our Partner Bank as of March 31, 2022 and December 31, 2021 were $13.8 million and $12.7 million, respectively. The Accounts payable and accrued liabilities balances related to our Partner Bank as of March 31, 2022 and December 31, 2021 were $0.5 million and $0.4 million, respectively.

The Company recognized $23.0 million and $19.8 million in revenues from our Partner Bank for the three months ended March 31, 2022 and 2021, respectively. Of these amounts, $7.1 million and $9.0 million are paid directly by MasterCard or individual account holders to the Company for the three months ended March 31, 2022 and 2021, respectively. The Company recognized less than $0.1 million and $0.1 million of expenses from our Partner Bank for the three months ended March 31, 2022 and 2021, respectively. These amounts are included in the Consolidated Statements of Income (Loss).

NOTE 15 — SUBSEQUENT EVENTS

On April 20, 2022, the Company entered into a Special Limited Agency Agreement with its current Partner Bank, Customers Bank, which is a related party of the Company. The Special Limited Agency Agreement provides for marketing assistance from the Company for originating consumer installment loans funded by Customers Bank. In consideration for this marketing assistance, the Company receives certain fees specified within the Special Limited Agency Agreement which are recorded as a component of Other Revenue in the Consolidated Statements of Income (Loss).

On June 29, 2022, the Company received written notice that Customers Bank does not intend to renew the Deposit Servicing Agreement with the Company. The 180-day notice was given in accordance with the terms of the Deposit Servicing Agreement, as a result of which, the Deposit Servicing Agreement will terminate effective December 31, 2022. Customers Bank had previously indicated in a public filing on April 27, 2022 that it did not intend to renew the Deposit Servicing Agreement. The formal notification is consistent with management’s expectations; and as discussed in the Company’s Annual Report on Form 10-K, dated December 31, 2021, and filed on May 10, 2022, the Company is considering multiple strategic alternatives including internalizing services upon closing of the previously announced merger with First Sound Bank or negotiating a new deposit servicing agreement with new potential bank partners or with our existing bank partner after December 31, 2022 at then current market rates and conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to facilitate an understanding of significant factors influencing the quarterly operating results, financial condition and cash flows of BM Technologies, Inc. (“BMTX”). Additionally, this MD&A conveys our expectations of the potential impact of known trends, events, or uncertainties that may impact future results. You should read this discussion in conjunction with our interim unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our Annual Report for the year ended December 31, 2021. Historical results and percentage relationships are not necessarily indicative of operating results for future periods. Unless the context otherwise requires, for purposes of this Management’s Discussion and Analysis, references to the “Company,” “we,” “us” and “our” refer to the business and operations of BM Technologies, Inc. (“BMTX”) and its subsidiaries.
FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements about future financial and operating results, our plans, objectives, expectations, and intentions with respect to future operations, products, and services; and other statements identified by words such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “believe,” “intend,” “plan,” “projection,” “outlook”, or words of similar meaning. These forward-looking statements include, but are not limited to, statements regarding the Company’s industry and market sizes, future opportunities for the Company, and the Company’s estimated future results. Such forward-looking statements are based upon the current beliefs and expectations of our management and are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. Actual results and the timing of events may differ materially from the results anticipated in these forward-looking statements.
BUSINESS OVERVIEW
BM Technologies, Inc. (“BMTX” or “the Company”) (formerly known as BankMobile) provides state-of-the-art high-tech digital banking and disbursement services to consumers and students nationwide through a full service fintech banking platform, accessible to customers anywhere and anytime through digital channels.

BMTX facilitates deposits and banking services between a customer and our Partner Bank, Customers Bank (“Customers Bank”), a Pennsylvania state-chartered bank, which is a related party and is a Federal Deposit Insurance Corporation (“FDIC”) insured bank. BMTX’s business model leverages partners’ existing customer bases to achieve high volume, low-cost customer acquisition in its Higher Education Disbursement, Banking-as-a-Service (“BaaS”), and niche Direct to Consumer (“D2C") Banking businesses. BMTX has four primary revenue sources: interchange and card revenue, servicing fees from BMTX’s Partner Bank, account fees, and university fees. The majority of revenues are driven by customer activity (deposits, spend, transactions, etc.) but may be paid or passed through by BMTX’s Partner Bank, universities, or paid directly by customers.

BMTX is a Delaware corporation, originally incorporated as Megalith Financial Acquisition Corp (“Megalith”) in November 2017 and renamed BM Technologies, Inc. in January 2021 at the time of the merger between Megalith and BankMobile Technologies, Inc. Until January 4, 2021, BankMobile Technologies, Inc. was a wholly-owned subsidiary of Customers Bank, a wholly-owned subsidiary of Customers Bancorp, Inc. (the “Bancorp” or “Customers Bancorp”). Customers Bank is BMTX’s Partner Bank.

BMTX’s Partner Bank holds the FDIC insured deposits that BMTX sources and services and is the issuing bank on BMTX’s debit cards. BMTX’s Partner Bank pays the Company a deposit servicing fee for the deposits generated and passes through interchange income earned from debit transactions.

BMTX is not a bank, does not hold a bank charter, and does not provide banking services, and as a result it is not subject to direct banking regulation, except as a service provider to our Partner Bank. BMTX is also subject to the regulations of the Department of Education (“ED”), due to its student Disbursements business, and is periodically examined by it. BMTX’s contracts with most of its higher education institutional clients require it to comply with numerous laws and regulations, including, where applicable, regulations promulgated by the ED regarding the handling of student financial aid funds received by institutions on behalf of their students under Title IV of the Higher Education Act of 1965; the Family Educational Rights and Privacy Act of 1995 (“FERPA”); the Electronic Fund Transfer Act and Regulation E; the USA PATRIOT Act and related anti-money laundering requirements; and certain federal rules regarding safeguarding personal information, including rules implementing the privacy provisions of the Gramm-Leach-Bliley Act (“GLBA”). Other products and services offered by BMTX may also be subject to other federal and state laws and regulations.

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

On November 15, 2021, the Company announced the signing of a definitive agreement to merge with First Sound Bank (OTCPK: FSWA) (“FSB”), a Seattle, Washington-based community business bank. BMTX will pay up to $7.22 in cash for each share of FSB common stock or approximately $23 million in aggregate consideration, subject to certain closing conditions and adjustments as outlined in the definitive agreement. The combined company, to be named BMTX Bank, will be a fintech-based bank focused on serving customers digitally nationwide, supported by its community banking division that is expected to continue serving the greater Seattle market. The transaction is subject to regulatory approvals and other customary closing conditions and is still targeted to close in the fourth quarter of 2022.
Merger with Megalith Financial Acquisition Corp.

On January 4, 2021, BankMobile Technologies, Inc. (“BankMobile”), Megalith, and MFAC Merger Sub Inc., consummated the transaction contemplated by the merger agreement entered into on August 6, 2020, as amended. In connection with the closing of the merger, Megalith changed its name to BM Technologies, Inc. Effective January 6, 2021, Megalith’s units ceased trading, and the Company’s common stock and warrants began trading on the NYSE American under the symbols “BMTX” and “BMTX-WT,” respectively.

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
As a result of the merger transaction, BankMobile used proceeds from the recapitalization transaction to pay down its $15.6 million outstanding loan from Customers Bank, its former parent, received $1.3 million of cash, net of transaction costs, and issued an additional 6,076,946 shares of common stock.

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

With the initial outbreak of COVID-19 in 2020, the Company experienced an initial decline in revenues as compared to the pre-COVID-19 period. On March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security (“CARES”) Act” was signed into law and contained substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic and stimulate the economy, including cash payments to taxpayers, increased unemployment benefits, and to support higher education through the Higher Education Emergency Relief Fund (“HEERF”). This stimulus resulted in increased serviced deposit balances, debit card spend, and revenues, a trend that continued into 2021; however, growth has slowed in 2022 as compared to the accelerated growth rate we experienced during early 2021.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
For information regarding our critical accounting policies and estimates, please refer to our Annual Report on 10-K for the fiscal year ended December 31, 2021. There have been no material changes to the critical accounting policies and estimates previously disclosed in that report.

NEW ACCOUNTING PRONOUNCEMENTS
The FASB has issued accounting standards that have not yet become effective and that may impact BMTX’s interim unaudited consolidated financial statements or its disclosures in future periods. Note 2 — Basis of Presentation and Significant Accounting Policies provides information regarding those accounting standards.
RESULTS OF OPERATIONS
The following discussion of our results of operations should be read in conjunction with our interim unaudited consolidated financial statements, including the accompanying notes. The following summarized tables set forth our operating results for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Change	% Change
(dollars in thousands, except per share data)	2022	2021
Operating revenues	$25,047	$24,202	$845	3%
Operating expenses	22,084	21,379	705	3%
Income from operations	2,963	2,823	140	5%
Gain on fair value of private warrant liability	2,644	15,003	(12,359)	(82)%
Interest expense	—	(54)	54	(100)%
Income before income tax expense	5,607	17,772	(12,165)	(68)%
Income tax expense	1,643	1,713	(70)	(4)%
Net income	$3,964	$16,059	$(12,095)	(75)%

Basic earnings per share	$0.33	$1.37	$(1.04)	(76)%
Diluted earnings per share	$0.32	$0.07	$0.25	NM
NM refers to changes greater than 150%.
For the three months ended March 31, 2022, operating profitability remained generally consistent with the three months ended March 31, 2021. Operating revenues increased by $0.8 million or 3% as compared to the prior year which is primarily driven by a $4.8 million or 51% increase in revenues from Servicing fees from Partner Bank. This increase was partially offset by decreases in Other revenue, Interchange and card revenue, and Account fees. Contemporaneously, operating expenses increased by $0.7 million or 3% as compared to the prior year. This increase was primarily driven by a $0.9 million or 11% increase in Salaries and employee benefits and a $0.6 million or 37% increase in Professional services. These increases were partially offset by a decrease in Technology, communication, and processing costs. Tax expense also remained consistent with the period year. Basic and Diluted earnings per share, which decreased to $0.33 and increased to $0.32 respectively, are both driven primarily by the impact of the private warrants adjustments on the earnings per share calculations. During the three months ended March 31, 2021, the average common stock share price was greater than the warrant strike price resulting in the warrants being considered dilutive. During the three months ended March 31, 2022, the average common stock share price was below the warrant strike price, and, as a result, the warrants are not considered dilutive.
Operating Revenues

	Three Months Ended March 31,			% Change
(dollars in thousands)	2022	2021	Change
Revenues:
Interchange and card revenue	$6,643	$8,244	$(1,601)	(19)%
Servicing fees from Partner Bank	14,192	9,372	4,820	51%
Account fees	2,555	2,661	(106)	(4)%
University fees	1,603	1,324	279	21%
Other revenue	54	2,601	(2,547)	(98)%
Total operating revenues	$25,047	$24,202	$845	3%
Total revenues increased $0.8 million, or 3%, in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This increase is primarily attributable to a $4.8 million increase in Servicing fees from Partner Bank. The increase is due to an increase in average serviced deposit balances for the period which increased approximately 60% to $2.1 billion for the three months ended March 31, 2022 as compared to $1.3 billion for the three months ending March 31, 2021. These increases were partially offset by a $1.6 million decrease in Interchange and card revenue driven by lower spend volume and a $2.5 million decrease in Other revenue due to a reduction in development projects for our BaaS partner which vary based on project status, contracts, and milestones.

Operating Expenses

	Three Months Ended March 31,			% Change
(dollars in thousands)	2022	2021	Change
Technology, communication, and processing	$6,918	$8,422	$(1,504)	(18)%
Salaries and employee benefits	9,482	8,557	925	11%
Professional services	2,372	1,737	635	37%
Provision for operating losses	1,602	1,329	273	21%
Occupancy	307	309	(2)	(1)%
Customer related supplies	230	377	(147)	(39)%
Advertising and promotion	113	191	(78)	(41)%
Merger and acquisition related	289	—	289	100%
Other expense	771	457	314	69%
Total operating expenses	$22,084	$21,379	$705	3%
For the three months ended March 31, 2022, operating expenses increased $0.7 million, or 3%, as compared to the three months ended March 31, 2021. The increase is primarily attributable to a $0.9 million increase in Salaries and employee benefits, a $0.6 million increase in Professional services, and a $0.3 million increase in Merger and acquisition related expenses. The increase in Salaries and employee benefits is driven by an increase in average headcount, annual merit raises, and the vesting of equity awards granted in September 2021. The increase in Professional services is driven by increases in legal, audit, and consulting costs associated with the Company’s restatement activities and the filing of its fiscal year 2021 Form 10-K. The increase in Merger and acquisition related expenses is due to activities related to the proposed FSB merger that was previously announced in November 2021. These increases were partially offset by a $1.5 million decrease in Technology, communication, and processing. The decrease in Technology, communication, and processing is related to a renegotiation with one of the Company’s primary vendors which took effect in the third quarter of 2021.
Income Tax Expense
The Company’s effective tax rate was 29.3% and 9.6% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate differs from the Company’s marginal tax rate of 27.4% due to the non-taxable fair value adjustments related to the non-compensatory private warrant liability being recorded through earnings, offset by the tax associated with the estimated annual increase of the valuation allowance established against deferred tax assets.
LIQUIDITY AND CAPITAL RESOURCES
Our Cash and cash equivalents consist of non-interest bearing, highly-liquid demand deposits. We had $30.6 million of Cash and cash equivalents at March 31, 2022 as compared to $25.7 million of Cash and cash equivalents at December 31, 2021. We currently finance our operations through cash flows provided by operating activities. We continue to project positive operating cash flows for the 2022 fiscal year and we intend to fund our ongoing operating activities with our existing cash and expected cash flows from operations. However, should additional liquidity be necessary, the Company could consider equity or debt financing, but there are no assurances that additional capital would be available or on terms that are acceptable to us.
The table below summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,			% Change
(dollars in thousands)	2022	2021	Change
Net cash provided by operating activities	$9,190	$9,519	$(329)	(3)%
Net cash used in investing activities	(2,138)	(117)	(2,021)	NM
Net cash (used in) provided by financing activities	(2,202)	4,988	(7,190)	(144)%
Net increase in cash and cash equivalents	$4,850	$14,390	$(9,540)	(66)%
NM refers to changes greater than 150%.

Cash flows provided by operating activities
Cash provided by operating activities was $9.2 million in the three months ended March 31, 2022 which is generally consistent with the cash provided by operating activities of $9.5 million in the three months ended March 31, 2021.

Cash flows used in investing activities
Cash used in investing activities increased $2.0 million in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to increased capitalization of development costs related to internal use software.
Cash flows used in financing activities
Cash used in financing activities in the three months ended March 31, 2022 decreased $7.2 million as compared to the three months ended March 31, 2021, primarily due to the private warrant repurchase transaction during the current period versus the recapitalization transaction and payoff of borrowings in the prior period.
CONTRACTUAL OBLIGATIONS
A summary of the Company’s contractual lease obligations as of March 31, 2022 is as follows:

	Payments Due by Period
(dollars in thousands)	Within 1 year	1 to 3 years	More than 3 years	Total Amounts Committed
Operating leases	$237	$—	$—	$237
	$237	$—	$—	$237
Off-Balance Sheet Arrangements
As of March 31, 2022, we did not have any off-balance sheet arrangements.
ITEM 3. QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Credit Risk

We are exposed to economic risks in the normal course of business such as concentration of credit risk. Potential concentration of credit risk consists primarily of accounts receivable from our Partner Bank, BaaS partners, MasterCard, and higher education institution clients. Historically, we have not experienced any material losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these balances.

At March 31, 2022 and December 31, 2021, our Partner Bank accounted for 58% and 61% of our total Accounts receivable, net, respectively. At March 31, 2022 and December 31, 2021, a BaaS partner accounted for 16% and 13% of our total Accounts receivable, net, respectively. MasterCard accounted for 19% and 17% of our total Accounts receivable, net at March 31, 2022 and December 31, 2021, respectively. The remainder of our total Accounts receivable, net was comprised of receivables for uncollected subscription and disbursement services fees from our higher education institution clients.

Financial instruments that potentially subject the Company to credit risk consist principally of cash held in the Company's operating account. Cash is maintained in accounts with our Partner Bank, which, at times may exceed the FDIC coverage of $250,000. At March 31, 2022, the Company has not experienced losses on these cash accounts and management believes, based upon the quality of the our Partner Bank, that the credit risk with regard to these deposits is not significant.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we conducted an evaluation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2022.

We identified material weaknesses in our internal control over financial reporting, as described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021, which were not fully remedied as of March 31, 2022. A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

(b) Changes in Internal Control Over Financial Reporting

Except as set forth in the following sentences, no change in our internal control over financial reporting (as that term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended March 31, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As of December 31, 2021, we had concluded that our internal control over financial reporting was not effective. During the first quarter of 2022, we have been implementing and will continue to implement changes that are both organizational and process-focused to improve the control environment of the Company. We anticipate the actions to be taken and resulting process improvements to generally strengthen our internal control over financial reporting, and over time, will address the material weaknesses noted as of December 31, 2021. These remedial measures were considered changes to our internal control environment which had a material effect on internal control over financial reporting. We expect that the remediation of these material weaknesses will be fully implemented and validated by the end of the fourth quarter of 2022.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the Risk Factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2021.
ITEM 6. EXHIBITS
(a)Exhibits
The following documents are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 8, 2021).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 8, 2021).
10.1	Special Limited Agency Agreement with Customers Bank Effective April 20, 2022.*
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32	Certification under 18 U.S.C. 1350.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, as amended, BM Technologies, Inc. has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wayne, Commonwealth of Pennsylvania, on the 16th day of August, 2022.

BM Technologies, Inc.

By:	/s/ Luvleen Sidhu
Luvleen Sidhu
Chief Executive Officer (Principle Executive Officer)

BM Technologies, Inc.

By:	/s/ Robert Ramsey
Robert Ramsey
Chief Financial Officer (Principle Financial Officer)