Form 10-Q
period 2022-06-30
BM Technologies, Inc.
filed 2022-08-22
CIK 1725872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

The registrant had issued and outstanding 12,238,947 shares of common stock, par value $0.0001 per share, as of August 22, 2022.

Part I - Financial Information
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
BM TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS — UNAUDITED
(amounts in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$32,484	$25,704
Accounts receivable, net allowance for doubtful accounts of $36 and $79	7,081	9,194
Prepaid expenses and other assets	3,627	2,099
Total current assets	43,192	36,997
Premises and equipment, net	441	346
Developed software, net	25,997	28,593
Goodwill	5,259	5,259
Other intangibles, net	4,589	4,749
Other assets	53	398
Total assets	$79,531	$76,342
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$8,681	$6,947
Taxes payable	—	1,807
Current portion of operating lease liabilities	56	416
Deferred revenue, current	15,323	15,387
Total current liabilities	24,060	24,557
Non-current liabilities:
Deferred revenue, non-current	64	190
Liability for private warrants	2,628	13,614
Total liabilities	$26,752	$38,361
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock: Par value $0.0001 per share; 10,000,000 authorized, none issued or outstanding at both June 30, 2022 and December 31, 2021	$—	$—
Common stock: Par value $0.0001 per share; 1 billion shares authorized; 12,238,947 shares issued and outstanding at June 30, 2022; 12,193,378 shares issued and outstanding at December 31, 2021	1	1
Additional paid-in capital	67,158	60,686
Accumulated deficit	(14,380)	(22,706)
Total shareholders’ equity	$52,779	$37,981
Total liabilities and shareholders’ equity	$79,531	$76,342
See accompanying notes to the unaudited consolidated financial statements.

BM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating revenues:
Interchange and card revenue	$5,315	$6,757	$11,958	$15,001
Servicing fees from Partner Bank	13,295	10,579	27,487	19,951
Account fees	2,207	2,618	4,762	5,279
University fees	1,446	1,331	3,049	2,655
Other revenue	745	1,119	799	3,720
Total operating revenues	23,008	22,404	48,055	46,606
Operating expenses:
Technology, communication, and processing	7,297	8,399	14,215	16,821
Salaries and employee benefits	10,440	9,558	19,922	18,116
Professional services	2,420	2,126	4,792	3,863
Provision for operating losses	1,839	1,401	3,441	2,730
Occupancy	368	369	675	678
Customer related supplies	221	271	451	646
Advertising and promotion	84	125	197	316
Merger and acquisition related	1	—	290	—
Other expense	707	465	1,478	923
Total operating expenses	23,377	22,714	45,461	44,093
Income (loss) from operations	(369)	(310)	2,594	2,513
Non-operating expenses:
Gain (loss) on fair value of private warrant liability	5,640	(3,056)	8,284	11,947
Interest expense	—	(42)	—	(96)
Income (loss) before income tax expense	5,271	(3,408)	10,878	14,364
Income tax expense	909	1,382	2,552	3,095
Net income (loss)	$4,362	$(4,790)	$8,326	$11,269

Weighted average number of shares outstanding - basic	11,944	11,900	11,947	11,800
Weighted average number of shares outstanding - diluted	12,600	11,900	12,585	13,791

Net income (loss) per share - basic	$0.37	$(0.40)	$0.70	$0.96
Net income (loss) per share - diluted	$0.35	$(0.40)	$0.66	$(0.05)
See accompanying notes to the unaudited consolidated financial statements.

BM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
For the Three and Six Months Ended June 30, 2022 and 2021
(amounts in thousands, except share data)

	Common Stock
	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total
Balance at December 31, 2021	12,193,378	$1	$60,686	$(22,706)	$37,981
Net income	—	—	—	3,964	3,964
Share-based compensation expense	52,569	—	2,919	—	2,919
Conversion of private warrants to public warrants	—	—	725	—	725
Tax paid on behalf of employees related to net settlement of share-based awards	—	—	(225)	—	(225)
Balance at March 31, 2022	12,245,947	$1	$64,105	$(18,742)	$45,364
Net income	—	—	—	4,362	4,362
Share-based compensation expense	(7,000)	—	3,053	—	3,053
Balance at June 30, 2022	12,238,947	$1	$67,158	$(14,380)	$52,779

	Common Stock
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2020	6,123,432	$1	$64,017	$(39,749)	$24,269
Net income	—	—	—	16,059	16,059
Valuation of private warrants	—	—	(30,839)	—	(30,839)
Recapitalization transaction	4,759,911	—	16,148	—	16,148
Issuance of common stock as compensation	1,317,035	—	2,323	—	2,323
Share-based compensation expense	—	—	811	—	811
Balance at March 31, 2021	12,200,378	$1	$52,460	$(23,690)	$28,771
Net loss	—	—	—	(4,790)	(4,790)
Share-based compensation expense	—	—	2,389	—	2,389
Balance at June 30, 2021	12,200,378	$1	$54,849	$(28,480)	$26,370

See accompanying notes to the unaudited consolidated financial statements.

BM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$8,326	$11,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	123	103
Loss on disposal of premises and equipment	38	—
Amortization of developed software	5,781	5,645
Amortization of other intangible assets	160	160
Amortization of leased assets	345	368
Share-based compensation expense	5,972	5,523
Gain on fair value of private warrant liability	(8,284)	(11,947)
Changes in operating assets and liabilities:
Accounts receivable, net	2,113	(4,357)
Prepaid expenses and other current assets	(1,528)	3,643
Other assets	—	(356)
Accounts payable and accrued liabilities	1,734	5,240
Taxes payable	(1,807)	1,636
Operating lease liabilities	(360)	(357)
Deferred revenue	(190)	4,336
Net Cash Provided by Operating Activities	12,423	20,906
Cash Flows from Investing Activities:
Development of internal use software	(3,185)	(143)
Purchases of premises and equipment	(256)	(51)
Net Cash Used in Investing Activities	(3,441)	(194)
Cash Flows from Financing Activities:
Repayments of borrowings from Partner Bank	—	(21,000)
Recapitalization transaction	—	16,888
Repurchase of private warrants	(1,977)	—
Payments related to net settlement of share-based compensation awards	(225)	—
Net Cash Used in Financing Activities	(2,202)	(4,112)
Net Increase in Cash and Cash Equivalents	6,780	16,600
Cash and Cash Equivalents – Beginning	25,704	2,989
Cash and Cash Equivalents – Ending	$32,484	$19,589

Supplementary Cash Flow Information:
Income taxes paid, net of refunds	$2,350	$1,424
Interest paid	$—	$178
Noncash Operating, Investing, and Financing Activities:
Shares issued to settle Megalith accounts payable in connection with Recapitalization transaction	$—	$740
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

The preparation of interim unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the interim unaudited consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include valuation of deferred tax assets, valuation of private warrants, goodwill, and intangible asset impairment analysis. Actual results could differ from those estimates.

Prior Period Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Balance Sheet Reclassifications

In preparation of the Company’s interim unaudited consolidated financial statements as of and for the three and six months ended June 30, 2022, the Company identified that its reserve for losses resulting from fraud or theft-based transactions that have generally been disputed by BMTX serviced deposit account holders and a related receivable were previously presented on a net basis as a component of Other assets. The Company reviewed this presentation and concluded that these amounts are better presented on a gross basis including the reserve for losses as a component of Accounts payable and accrued liabilities and including the receivable for any billable reimbursements from our Partner Bank as a component of Accounts receivable, net.

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

Statement of Income (Loss) Reclassifications

In preparation of the Company’s interim unaudited consolidated financial statements as of and for the three and six months ended June 30, 2022, the Company identified certain expenses that were previously included as a component of Customer related supplies and Occupancy that are better presented as a component of Technology, communication, and processing.

In addition, the Company identified card replacement fees reimbursed from a BaaS partner were recognized as a component of Account fees when only the margin of those fees should have been recognized as revenue and the reimbursable expense should have been recognized as a component of Customer related supplies.

The effect of these reclassifications for the three months and six months ended June 30, 2021 decreased revenue from Account fees by $23 thousand and $48 thousand, respectively. The effect of these reclassifications for the three months and six months ended June 30, 2021 decreased revenue from Other revenue by $36 thousand and $85 thousand, respectively. The effect of these reclassifications for the three months and six months ended June 30, 2021 increased expenses from Customer related supplies by $84 thousand and decreased expenses by $14 thousand, respectively. The effect of these reclassifications for the three months and six months ended June 30, 2021 decreased expenses from Technology, communication, and processing by $228 thousand and $161 thousand, respectively. The effect of these reclassifications for the three months and six months ended June 30, 2021 increased expenses from Occupancy by $85 thousand and $42 thousand, respectively. The impact of these adjustments has no effect on Net income (loss) from operations.

Significant Accounting Policies

These interim unaudited consolidated financial statements should be read in conjunction with the 2021 audited consolidated financial statements and related notes of BMTX, which describe BMTX’s significant accounting policies. There have been no material changes to BMTX’s significant accounting policies during the six months ended June 30, 2022. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted from these interim unaudited consolidated financial statements as permitted by U.S. GAAP and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised ASUs applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use the extended transition period under the JOBS Act.

Accounting Pronouncements Issued but Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB that are adopted by BMTX as of the required effective dates. The following paragraphs related to new pronouncements should be read in conjunction with Significant Accounting Policies of the notes to the audited consolidated financial statements included in our 2021 Form 10-K. Unless otherwise discussed, management believes the impact of any recently issued standards, including those issued but not yet effective, will not have a material impact on the Company’s consolidated financial statements taken as a whole.

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

This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted earnings per share when an instrument may be settled in cash or shares.

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
NOTE 3 — ACCOUNTS RECEIVABLE
Accounts receivable, net primarily relate to billings for deposit processing services to our Partner Bank, MasterCard incentive income, uncollected university subscription and disbursement services fees, and receivables from our BaaS partners, and are recorded at face amounts less an allowance for doubtful accounts. Management evaluates accounts receivable and establishes the allowance for doubtful accounts based on historical experience, analysis of past due accounts, and other current available information.

Accounts receivable deemed to be uncollectible are individually identified and are charged-off against the allowance for doubtful accounts. The allowance for doubtful accounts was less than $0.1 million at June 30, 2022 and $0.1 million at December 31, 2021.

(amounts in thousands)	Beginning Balance	Additions	Reductions	Ending Balance
Allowance for doubtful accounts
Six months ended June 30, 2022	$79	$8	$(51)	$36
Twelve months ended December 31, 2021	$—	$171	$(92)	$79

NOTE 4 — PREMISES AND EQUIPMENT AND DEVELOPED SOFTWARE

Premises and Equipment

The components of premises and equipment were as follows:

(amounts in thousands)	Expected Useful Life	June 30, 2022	December 31, 2021
Leasehold improvements	5 years	$—	$28
Furniture, fixtures and equipment	10 years	135	243
IT equipment	3 to 5 years	1,133	1,813
		1,268	2,084
Accumulated depreciation		(827)	(1,738)
Total		$441	$346
Depreciation is recorded in Occupancy expense on the unaudited Consolidated Statements of Income (Loss). For the three and six months ended June 30, 2022, BMTX recorded depreciation expense of less than $0.1 million and $0.1 million, respectively. For the three and six months ended June 30, 2021, BMTX recorded depreciation expense of less than $0.1 million and $0.1 million, respectively.

Developed Software
The components of developed software were as follows:

(amounts in thousands)	Expected Useful Life	June 30, 2022	December 31, 2021
Higher One Disbursement business developed software	10 years	$27,400	$27,400
Internally developed software	3 to 7 years	41,358	41,683
Work-in-process		2,228	421
		70,986	69,504
Accumulated amortization		(44,989)	(40,911)
Total		$25,997	$28,593
Amortization is recorded in Technology, communication and processing expense on the unaudited Consolidated Statements of Income (Loss). BMTX recorded amortization expense of $2.9 million and $5.8 million for the three and six months ended June 30, 2022, respectively. BMTX recorded amortization expense of $2.8 million and $5.6 million for the three and six months ended June 30, 2021, respectively.
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
Goodwill is reviewed for impairment annually as of October 31 and between annual tests when events and circumstances indicate that impairment may have occurred. There was no goodwill impairment for the three and six months ended June 30, 2022 and 2021.

Other intangibles, net includes assets subject to amortization that are reviewed for impairment under FASB ASC 360, Property, Plant and Equipment. There was no impairment for Other intangibles, net for the three months ended June 30, 2022 and 2021.

The components of Other intangibles, net as of June 30, 2022 and December 31, 2021 were as follows:

(amounts in thousands)	Expected Useful Life	June 30, 2022	December 31, 2021
Customer relationships – universities	20 years	$6,402	$6,402
Accumulated amortization		(1,813)	(1,653)
Total		$4,589	$4,749

Amortization is recorded in Other expense on the unaudited Consolidated Statements of Income (Loss). BMTX recorded amortization expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively. BMTX recorded amortization expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively.
The customer relationships - universities will be amortized in future periods as follows:

Remainder of 2022	$160
2023	320
2024	320
2025	320
2026	320
After 2026	3,149
Total	$4,589
NOTE 6 — LEASES
At June 30, 2022, BMTX leased one office under an operating lease. The lease consists of a 5-year lease term with options to renew the lease or extend the term annually or with mutual agreement. The lease includes variable lease payments that are based on an index or rate, such as an annual increase in operating expenses over the initial lease year’s expenses. Variable lease payments are not included in the lease liability or right-of-use (“ROU”) asset and are recognized in the period in which the obligations for those payments are incurred. BMTX’s operating lease agreement does not contain any material residual value guarantees or material restrictive covenants. As BMTX’s operating lease does not provide an implicit rate, BMTX utilized the incremental borrowing rate of Customers Bank, its former parent, based on the information available at either the adoption of FASB ASC 842, Leases or the commencement date of the lease, whichever was later, when determining the present value of lease payments.

The following table summarizes operating lease ROU assets and operating lease liabilities and their corresponding classification on the Company’s Consolidated Balance Sheets:

(amounts in thousands)	Classification	June 30, 2022	December 31, 2021
Assets:
Operating lease ROU assets	Other assets	$53	$398
Liabilities:
Operating lease liabilities	Operating lease liabilities	$56	$416
Operating lease expenses are recorded in Occupancy on the Consolidated Statements of Income (Loss). BMTX recorded lease expense of $0.4 million and $0.6 million for the three and six months ended June 30, 2022, respectively. BMTX recorded lease expense of $0.2 million and $0.5 million for the three and six months ended June 30, 2021, respectively.
The maturities of non-cancelable operating lease liabilities were as follows at June 30, 2022:

(amounts in thousands)	June 30, 2022
Remainder of 2022	$56
Total minimum payments	56
Less: interest	—
Present value of lease liabilities	$56

Cash paid pursuant to operating lease liabilities totaled $0.2 million and $0.4 million for the three and six months ended June 30, 2022, respectively. Cash paid pursuant to operating lease liabilities totaled $0.2 million and $0.4 million for the three and six months ended June 30, 2021, respectively. These cash payments are reported as cash flows used in operating activities in the unaudited Consolidated Statements of Cash Flows.
NOTE 7 — BORROWINGS FROM PARTNER BANK
In 2021, BMTX had a $10.0 million line of credit with our Partner Bank, which is a related party of the Company. The amount that may be borrowed was subject to a borrowing base limit based on a percentage of BMTX’s accounts receivable balance. The $10.0 million line of credit carried an interest rate equal to one-month LIBOR plus 375 bps. LIBOR means the One Month London Inter-Bank Offered Rate as published in the Money Section of the Wall Street Journal on the last U.S. business day of the month, but in no event shall the LIBOR rate used for the line of credit be less than 50 basis points. Interest was paid monthly in arrears with the principal due in its entirety at the maturity date per the original arrangement. Borrowed funds could have been repaid at any time without penalty. The line of credit was originally scheduled to mature on January 4, 2022. On November 30, 2021, BMTX and our Partner Bank agreed to terminate the line of credit. There was zero balance outstanding under the line of credit as of June 30, 2022 and as of December 31, 2021.
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

Common Stock
The Company is authorized to issue 1,000,000,000 shares of common stock, par value $0.0001 per share. At June 30, 2022, there were 12,238,947 shares of common stock issued and outstanding, which includes the 300,000 performance shares discussed below. At December 31, 2021 there were 12,193,378 shares of common stock issued and outstanding.

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

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Performance Shares

The Company has 300,000 common shares, par value $0.0001 per share, issued and outstanding that contain a restrictive legend, subject to release only if the vesting criteria are met before the seventh anniversary of the closing date of the merger with Megalith. If the vesting criteria are not met prior to the seventh anniversary of the closing date of the merger, the shares will be forfeited and cancelled. The vesting criteria are met when either (1) the volume weighted average price of the Company’s common stock on the principal exchange on which such securities are then listed or quoted shall have been at or above $15.00 for twenty (20) trading days (which need not be consecutive) over a thirty (30) trading day period; or (ii) the Company sells shares of its capital stock in a secondary offering for at least $15.00 per share, in each case subject to equitable adjustment for share splits, share dividends, reorganizations, combinations, recapitalizations and similar transactions affecting the shares of the Company’s common stock after the merger, and possible reduction for certain dividends granted to the Company’s common stock, or (2) the Company undergoes certain change in control or sales transactions. None of the vesting criteria for the performance shares have been met as of June 30, 2022 and no expense has been recognized.

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

January 4, 2021 Share-Based Compensation Award

In connection with its January 4, 2021 divestiture of the Company, Customers Bank, the Company’s former parent, granted 1,317,035 of the merger consideration shares of the Company it received to certain employees and executives of the Company. The share-based compensation award is subject to vesting conditions, including a required service condition from award recipients through January 3, 2023. The grant date fair value of the award, totaling $19.6 million, is recorded as share-based compensation expense in the Company’s Consolidated Statements of Income (Loss) on a straight-line basis over the two year post-grant vesting period, net of any actual forfeitures. The shares awarded are restricted until fully vested, and none of the shares issued under this award are vested at June 30, 2022. In addition, the holders of restricted shares may elect to surrender a portion of their shares on the vesting date to cover their income tax obligations. For the three and six months ended June 30, 2022, the share-based compensation expense related to these awards totaled $2.3 million and $4.5 million, respectively. For the three and six months ended June 30, 2021. the share-based compensation expense related to these awards totaled $2.4 million and $4.7 million, respectively.

The change in unvested shares under the January 4, 2021 Share-Based Compensation Award is shown below:

	Number of Awards	Weighted-Average Grant-Date Fair Value Per Award
Balance as of December 31, 2021	1,283,535	$14.87
Granted	—	$—
Vested	—	$—
Forfeited	(20,000)	$14.87
Balance as of June 30, 2022	1,263,535	$14.87

In addition, and in connection with the January 4, 2021 divestiture of the Company, Customers Bank accelerated the vesting for existing restricted stock units and stock options previously granted to certain employees of the Company. The share-based compensation expense, net of forfeitures, associated with the accelerated vesting totaling $0.8 million was incurred during the three months ended March 31, 2021 and was recorded as a component of Salaries and employee benefits expense. No such transactions exist for the three and six months ended June 30, 2022.

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

The aggregate number of shares of common stock that may be issued pursuant to stock awards under the Equity Incentive Plan will not, and currently does not, exceed 10% of the issued and outstanding shares of our common stock. Grants were made under the Equity Incentive Plan for the three and six months ended June 30, 2022 as described within Restricted Stock Units below.

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

In addition to the executive RSU awards granted on September 30, 2021, the Company periodically grants individual awards with service-based vesting. During the six months ended June 30, 2022 and 2021, the Company granted 65,990 and 0 service-based RSU awards under the Equity Incentive Plan, respectively.

For service-based RSUs, we recognize the share-based compensation cost on a straight-line basis over the required vesting period. For performance-based RSUs with milestones, each quarter we determine whether it is probable that we will achieve each operational milestone, and if so, the period when we expect to achieve that operational milestone. When we first determine that achievement of an operational milestone is probable, we allocate the full share-based compensation expense over the period between the grant date and the expected vesting condition achievement date and recognize a catch-up expense for the periods from the grant date through the period in which the operational milestone is deemed probable. This is re-assessed at the end of each reporting period. For performance-based RSUs with a market condition, we used a Monte Carlo simulation to determine the fair value of the RSUs on the grant date, and recognize the share-based compensation expense over the derived service period.

For the three and six months ended June 30, 2022, the share-based compensation expense related to RSU awards totaled $0.8 million and $1.4 million, respectively. For the three and six months ended June 30, 2021, the share-based compensation expense related to RSU awards totaled less than $0.1 million and $0.1 million, respectively. Share-based compensation expense is recorded in Salaries and employee benefits in the unaudited Consolidated Statement of Income (Loss).

The change in unvested RSUs awarded is shown below:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of December 31, 2021	704,600	$8.96
Granted	65,990	$8.42
Vested	(90,075)	$9.02
Forfeited	(12,000)	$9.18
Balance as of June 30, 2022	668,515	$8.88

Employee Stock Purchase Plan (“ESPP”)

The Company has an ESPP (the “BM Technologies Inc. 2021 Employee Stock Purchase Plan”) which has an effective date of May 1, 2021. The purpose of the plan is to provide eligible employees with an incentive to advance the interests of the Company and its Subsidiaries, by affording them an opportunity to purchase stock of the Company at a favorable price. As of June 30, 2022, there are no shares purchased on behalf of employees under the ESPP, as the program has not yet been made available for employee participation.

Warrants

At June 30, 2022 and 2021, respectively, there were 22,703,004 and 23,874,667 warrants to purchase our common stock outstanding. The warrant totals for each period-end consist of 17,227,189 and 16,928,889 public warrants and 5,475,815 and 6,945,778 private warrants as of June 30, 2022 and 2021, respectively.

Each whole warrant entitles the registered holder to purchase one whole share of common stock at a price of $11.50 per share. The warrants will expire five years after the completion of the merger with Megalith (January 4, 2026) or earlier upon redemption or liquidation; the Company has redemption rights if our common stock trades above $24.00 for 20 out of 30 days. The private warrants are identical to the public warrants except that the private warrants are non-redeemable and exercisable on a cashless basis so long as they are held by the sponsor and certain other original holders.

As of June 30, 2022, 1,600 of the Company’s outstanding public warrants have been exercised and 1,169,903 of the private warrants have been repurchased by the Company from related parties at $1.69 per warrant. In addition, as of June 30, 2022, 300,000 of the private warrants have been reclassified to public warrants based upon a sale of the private warrants by the original holders which resulted in a modification of terms that effect classification as public warrants. There were 100 warrants exercised in the three and six months ended June 30, 2022. During the comparative three and six month period ended June 30, 2021 there were no repurchases, exercises, or reclassifications related to the private or public warrants.

The private warrants and the public warrants are treated differently for accounting purposes, as follows:

Private Warrants

In accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity, the private warrants are accounted for as liabilities and are marked-to-market each reporting period with the change in fair value recognized in earnings. In general, under the mark-to-market accounting model, as our stock price increases, the private warrant liability increases, and we recognize additional expense in our Consolidated Statements of Income (Loss) – with the opposite when our stock price declines. Accordingly, the periodic revaluation of the private warrants could result in significant volatility in our reported earnings.

Opening Balance Sheet Impact: As of the date of our merger with Megalith on January 4, 2021, the $30.8 million fair value of the private warrants was recorded as a warrant liability on our Consolidated Balance Sheets in Liability for private warrants with a corresponding offset to Additional paid-in-capital within equity. The fair value of the private warrants was estimated using a modified version of the Black-Scholes option pricing formula. We assumed a term for the private warrants equal to the contractual term from the merger date, and then discounted the resulting value to the valuation date. Among the key inputs and assumptions used in the pricing formula at January 4, 2021: a term of 5.0 years; volatility of 20%; a dividend yield of zero; an underlying stock price of $14.76; a risk free interest rate of 0.38%; and a closing price of the Public Warrants of $2.50 per share.

Income Statement Impact: Subsequent to the close of the merger, any change in fair value of the private warrants is recognized in our Consolidated Statements of Income (Loss) below operating profit as Gain (loss) on fair value of private warrant liability with a corresponding amount recognized in the Liability for private warrants on our Consolidated Balance Sheets. For the three and six months ended June 30, 2022, we recognized gains of $5.6 million and $8.3 million respectively, related to the revaluation of the private warrants. For the three and six months ended June 30, 2021, we recognized a loss of $3.1 million and a gain $11.9 million, respectively, related to the revaluation of the private warrants.

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

Cash Flow Impact: The impact of the change in fair value of the private warrants has no impact on our cash flows as it is a noncash adjustment. Cash received for the exercise of warrants is recorded in cash flows from financing activities. Cash paid for the repurchase of warrants is recorded in cash flows from financing activities. During the six months ended June 30, 2022, the Company repurchased private warrants from related parties for cash consideration totaling $2.0 million. No such transactions occurred for the six months ended June 30, 2021.

Shareholders’ Equity Impact: The impact to Additional paid-in-capital as of the opening balance sheet is described above. Exercises of private warrants results in a reduction of the Liability for private warrants on the Consolidated Balance Sheets with a corresponding increase to Common Stock and Additional paid-in-capital.

Public Warrants

In accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity, the public warrants are treated as equity instruments under U.S. GAAP. The public warrants are not marked-to-market each reporting period, thus there is no impact to earnings. Exercises of the public warrants are recorded as cash is received and are recorded in Cash and cash equivalents with a corresponding offset recorded in Common stock and Additional paid-in-capital within equity. Cash proceeds from public warrant exercises totaled less than $0.1 million and zero, respectively, during the six months ended June 30, 2022 and 2021.
NOTE 10 — REVENUES

Revenues

BMTX recognizes operating revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers.

The following table presents BMTX’s revenues disaggregated by nature of the revenue stream and the pattern or timing of revenue recognition for the three and six months ended June 30, 2022 and 2021. The Company has one reportable segment and all revenues are earned in the U.S.

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2022	2021	2022	2021
Revenues:
Revenue recognized at point in time:
Interchange and card revenue	$5,315	$6,757	$11,958	$15,001
Servicing fees from Partner Bank	13,295	10,579	27,487	19,951
Account fees	2,207	2,618	4,762	5,279
University fees - disbursement activity	281	268	757	539
Other	745	1,119	799	3,720
Total revenue recognized at point in time	21,843	21,341	45,763	44,490
Revenue recognized over time:
University fees - subscriptions	1,165	1,063	2,292	2,116
Total revenue recognized over time	1,165	1,063	2,292	2,116
Total revenues	$23,008	$22,404	$48,055	$46,606

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

The deferred revenue balances were as follows:

(amounts in thousands)	June 30, 2022	December 31, 2021
Deferred revenue (current and non-current)	$15,387	$15,577

During the six months ended June 30, 2022, the Company recognized revenue of approximately $15.0 million included in deferred revenue at the beginning of the period. During the six months ended June 30, 2021, the Company recognized revenue of approximately $10.5 million included in deferred revenue at the beginning of the period.

Unbilled receivables

The Company had $1.1 million of unbilled receivables, or amounts recognized as revenue for which invoices have not yet been issued, as of June 30, 2022, and $2.1 million as of December 31, 2021. Unbilled receivables are reported in Accounts receivable, net on the Consolidated Balance Sheets.
NOTE 11 — INCOME TAXES

The Company’s effective tax rate was 17.2% and 23.5% for the three and six months ended June 30, 2022, respectively. The Company’s effective tax rate was (40.6)% and 21.5% for the three and six months ended June 30, 2021, respectively. The effective tax rate differs from the Company’s marginal tax rate of 27.4% due to the non-taxable fair value adjustments related to the non-compensatory private warrant liability being recorded through earnings, offset by the tax associated with the estimated annual increase of the valuation allowance established against deferred tax assets.

The deferred tax asset at June 30, 2022 and 2021 was $30.4 million and $26.4 million, respectively. These balances consisted mainly of Section 197 intangibles. These Section 197 intangibles resulted from a step-up in tax basis of the assets acquired from BankMobile Technologies, Inc., which for GAAP purposes, were not recorded at fair value.

A full valuation allowance has been recorded against the deferred tax asset balance for all periods presented. The Company has no net operating loss or other carryforward deferred tax assets. A valuation allowance is recognized when it is more likely than not that all, or a portion of, the deferred tax asset will be realized based on the weight of the available positive and negative evidence. Management determined the verifiable negative evidence from the three years of cumulative losses outweighs any available positive evidence as of June 30, 2022, but will continue to evaluate this determination each quarterly period going forward.
NOTE 12 — EARNINGS (LOSS) PER SHARE
The following are the components and results of operations and earnings (loss) per common share calculations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands, except per share data)	2022	2021	2022	2021
Net income (loss) available to common shareholders - used in calculating basic EPS	$4,362	$(4,790)	$8,326	$11,269
Adjustment for private warrant liability[1]	—	—	—	11,947
Net income (loss) - used in calculating diluted EPS	$4,362	$(4,790)	$8,326	$(678)

Weighted-average common shares outstanding – basic	11,944	11,900	11,947	11,800
Weighted-average common shares outstanding – diluted	12,600	11,900	12,585	13,791

Net income (loss) per common share - basic	$0.37	$(0.40)	$0.70	$0.96
Net income (loss) per common share - diluted	$0.35	$(0.40)	$0.66	$(0.05)
1 Diluted earnings per share for the six months ended June 30, 2021 is calculated based on adjusted net loss of $0.7 million due to the elimination of the revaluation gain on the private warrant liability.

The following table presents the reconciliation from basic to diluted weighted average shares outstanding used in the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2022	2021	2022	2021
Weighted average shares used in computing net income (loss) per common share, basic	11,944	11,900	11,947	11,800
Add:
Public warrants	—	—	—	1,412
Private warrants	—	—	—	579
Time-based RSUs	656	—	638	—
Weighted average shares used in computing net income (loss) per common share, diluted	12,600	11,900	12,585	13,791

For basic earnings per share, the performance shares are subject to forfeiture and they are considered share-indexed instruments and not outstanding shares until they are vested. During the three and six months ended June 30, 2022 and 2021, the vesting criteria has not been met and they are not included.

For the three and six months ending June 30, 2022, our performance shares, public warrants, and private warrants were excluded from the computation of diluted weighted average shares outstanding as the necessary conditions had not been achieved for the performance shares and the average stock price for the period was below the strike price for the warrants. The performance shares are only considered in the calculation for diluted earnings per share if they are dilutive in nature. The performance shares are only dilutive when the average share price is greater than the strike price and when positive net income is reported. During the three and six months ended June 30, 2022, the average share price was below the strike price and these shares were not included in the diluted earnings per share calculations. For the three and six months ended June 30, 2022, our performance based and market condition RSUs were also excluded because the vesting is contingent upon the satisfaction of certain conditions which had not been achieved as of June 30, 2022.

For the six months ending June 30, 2021, our public warrants and private warrants were included in the computation of diluted weighted average shares outstanding as the average stock price for the period was above the strike price for the warrants. For the three months ending June 30, 2021, our public warrants and private warrants were not included as the net loss for the period would make their inclusion anti-dilutive in nature. For the three and six months ended June 30, 2021, there were no RSUs issued and outstanding.

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net income (loss) per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2022	2021	2022	2021
Performance shares	300	300	300	300
Public warrants	17,227	16,929	17,227	—
Private warrants	5,476	6,946	5,476	—
Performance based and market-condition RSUs	348	—	348	—
Total	23,351	24,175	23,351	300
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
The following methods and assumptions were used to estimate the fair value of BMTX’s financial instruments as of June 30, 2022 and December 31, 2021:

Cash and cash equivalents
Cash and cash equivalents reported on the Consolidated Balance Sheets consists of non-interest bearing demand deposits, for which carrying value approximates fair value.
Accounts receivable, net
The carrying amount of accounts receivable approximates fair value because of the short-term nature of these items.

Liability for Private Warrants

The fair value of the private warrants was estimated using a modified version of the binomial lattice model incorporating the Cox-Ross-Rubenstein methodology at June 30, 2022 and a modified version of the Black-Scholes option pricing model for European calls at December 31, 2021. We assumed a term for the private warrants equal to the contractual term from the date of the merger with Megalith and then discounted the resulting value to the valuation date. Among the key inputs and assumptions used in the pricing formula at June 30, 2022 were the following: a term of 3.5 years; volatility of 34%; a dividend yield of zero; an underlying stock price of $5.89; a risk free interest rate of 2.97%; and a closing price of the public warrants of $0.48 per share. The warrant liability is classified as a Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement.

The estimated fair value of BMTX’s financial instruments at June 30, 2022 and December 31, 2021 were as follows:

			Fair Value Measurements at June 30, 2022
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$32,484	$32,484	$32,484	$—	$—
Accounts receivable, net	7,081	7,081	7,081	—	—
Liabilities:
Liability for private warrants	$2,628	$2,628	$—	$—	$2,628

			Fair Value Measurements at December 31, 2021
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$25,704	$25,704	$25,704	$—	$—
Accounts receivable, net	9,194	9,194	9,194	—	—
Liabilities:
Liability for private warrants	$13,614	$13,614	$—	$—	$13,614
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

On June 29, 2022, the Company received written notice that Customers Bank did not intend to renew the Deposit Servicing Agreement with the Company. The 180-day notice was given in accordance with the terms of the Deposit Servicing Agreement, as a result of which, the Deposit Servicing Agreement will terminate effective December 31, 2022. Customers Bank previously indicated in a public filing on April 27, 2022 that it did not intend to renew the Deposit Servicing Agreement. The formal notification was consistent with management’s expectations; and as discussed in the Company’s Annual Report on Form 10-K, dated December 31, 2021, and filed on May 10, 2022, the Company is considering multiple strategic alternatives including internalizing services upon closing of the previously announced merger with First Sound Bank or negotiating a new deposit servicing agreement with new potential bank partners or with our existing bank partner after December 31, 2022 at then current market rates and conditions.

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

The Transition Services Agreement included a provision for providing the Company with assistance in the establishment and administration of a 401(k) plan for the benefit of Company employees. Effective April 9, 2021, the Customers Bank 401(k) plan became a multi-employer plan, as defined by the U.S. Department of Labor in accordance with the Employee Retirement Income Security Act of 1974, covering both the full-time employees of Customers Bank and the Company. The Company provides a matching contribution equal to 50% of the first 6% of the contributions made by its eligible participating employees. The Company’s employer contributions to the 401(k) plan for the benefit of its employees for the three months ended June 30, 2022 and 2021 were $0.2 million, and $0.2 million, respectively. For the six months ended June 30, 2022 and 2021, the Company’s employer contributions totaled $0.4 million and $0.4 million, respectively. These contributions are recorded in Salaries and employee benefits in the Consolidated Statements of Income (Loss).

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

On November 29, 2021, the Company entered into an agreement with our Partner Bank which terminated the $10.0 million letter of credit and gave the Company the right to any shares that were forfeited as part of the January 4, 2021 Share-Based Compensation Award. During the three and six months ended June 30, 2022, respectively, 7,000 and 20,000 forfeited shares were reacquired by the Company from our Partner Bank.

Both the President and Executive Chairman of the Board of our Partner Bank are immediate family members of the Company’s CEO and together with their spouses own less than 5.0% of the Company’s outstanding common stock at June 30, 2022.

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

On April 20, 2022, the Company entered into a Special Limited Agency Agreement with our Partner Bank that provides for marketing assistance from the Company for originating consumer installment loans funded by Customers Bank. In consideration for this marketing assistance, the Company receives certain fees specified within the Special Limited Agency Agreement which are recorded as a component of Other Revenue within the Consolidated Statements of Income (Loss). As of June 30, 2022, there has not been any revenue recognized from this agreement.

Positions with our Partner Bank are presented on our Consolidated Balance Sheets in Accounts receivable, net, Deferred revenue, current, and Accounts payable and accrued liabilities. The Accounts receivable balances related to our Partner Bank as of June 30, 2022 and December 31, 2021 were $3.0 million and $5.5 million, respectively. The Deferred revenue balances related to our Partner Bank as of June 30, 2022 and December 31, 2021 were $13.0 million and $12.7 million, respectively. The Accounts payable and accrued liabilities balances related to our Partner Bank as of June 30, 2022 and December 31, 2021 were $0.7 million and $0.4 million, respectively.

The Company recognized $20.5 million and $43.6 million in revenues from our Partner Bank for the three and six months ended June 30, 2022, respectively. Of these amounts, $6.9 million and $14.0 million are paid directly by MasterCard or individual account holders to the Company for the three and six months ended June 30, 2022, respectively. The Company recognized $19.5 million and $39.3 million in revenues from our Partner Bank for the three and six months ended June 30, 2021, respectively. Of these amounts, $7.9 million and $16.8 million are paid directly by MasterCard or individual account holders to the Company for the three and six months ended June 30, 2021, respectively. These amounts are included in the Consolidated Statements of Income (Loss).

The Company recognized zero and less than $0.1 million of expenses from our Partner Bank for the three and six months ended June 30, 2022, respectively. The Company recognized $0.1 million and $0.2 million of expenses from our Partner Bank for the three and six months ended June 30, 2021, respectively. These amounts are included in the Consolidated Statements of Income (Loss).

NOTE 15 — SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022, and has determined that no events have occurred that would require adjustment to our interim unaudited consolidated financial statements and related notes.

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

BMTX facilitates deposits and banking services between a customer and our Partner Bank, Customers Bank, (“Customers Bank”), a Pennsylvania state-chartered bank, which is a related party and is a Federal Deposit Insurance Corporation (“FDIC”) insured bank. BMTX’s business model leverages partners’ existing customer bases to achieve high volume, low-cost customer acquisition in its Higher Education Disbursement, Banking-as-a-Service (“BaaS”), and niche Direct to Consumer (“D2C") Banking businesses. BMTX has four primary revenue sources: interchange and card revenue, servicing fees from BMTX’s Partner Bank, account fees, and university fees. The majority of revenues are driven by customer activity (deposits, spend, transactions, etc.) but may be paid or passed through by BMTX’s Partner Bank, universities, or paid directly by customers.

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

During the quarter ended June 30, 2022, the Company achieved a key milestone with the execution of agreements to provide technology to a new BaaS partner. This new BaaS partner has global operations and tens of millions of U.S. customers. BMTX was awarded this relationship through a competitive RFP process, underscoring the competitiveness of our BaaS offering in the marketplace. With the addition of this new partner, the Company will have expanded its roster of large well-known brand-name partners. This relationship may become even more valuable if the Company is able to vertically integrate this new partnership with the addition of a banking charter. To protect this partner’s launch strategy, the Company will not identify the partner by name until commercial launch, which is expected to occur in early 2023, but the Company began development work with this partner during the quarter ended June 30, 2022, and expects to perform additional development work through the remainder of 2022. Although this partnership could be of significant future benefit to the Company, there can be no assurances that this relationship will be expanded to other products or services, including those that would be possible with the potential addition of a bank charter.
Merger with Megalith Financial Acquisition Corp

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

RESULTS OF OPERATIONS
The following discussion of our results of operations should be read in conjunction with our interim unaudited consolidated financial statements, including the accompanying notes. The following summarized tables set forth our operating results for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Change	% Change
(dollars in thousands, except per share data)	2022	2021
Operating revenues	$23,008	$22,404	$604	3%
Operating expenses	23,377	22,714	663	3%
Loss from operations	(369)	(310)	(59)	19%
Gain (loss) on fair value of private warrant liability	5,640	(3,056)	8,696	NM
Interest expense	—	(42)	42	(100)%
Income (loss) before income tax expense	5,271	(3,408)	8,679	NM
Income tax expense	909	1,382	(473)	(34)%
Net income (loss)	$4,362	$(4,790)	$9,152	NM

Basic earnings per share	$0.37	$(0.40)	$0.77	NM
Diluted earnings per share	$0.35	$(0.40)	$0.75	NM
NM refers to changes greater than 150%.
For the three months ended June 30, 2022, net income increased $9.2 million, which largely reflected a $8.7 million increase in the gain (loss) on fair value of the private warrant liability as compared to the three months ended June 30, 2021. Operating profitability remained generally consistent with the three months ended June 30, 2021. Operating revenues increased by $0.6 million or 3% and operating expenses increased by $0.7 million or 3%. Changes in quarterly operating revenues and expenses are discussed in greater detail below. Basic and diluted earnings per share, which increased to $0.37 and to $0.35 respectively, are both driven by the impact of the total net loss in the prior year on the earnings per share calculations.

	Six Months Ended June 30,		Change	% Change
(dollars in thousands, except per share data)	2022	2021
Operating revenues	$48,055	$46,606	$1,449	3%
Operating expenses	45,461	44,093	1,368	3%
Income from operations	2,594	2,513	81	3%
Gain on fair value of private warrant liability	8,284	11,947	(3,663)	(31)%
Interest expense	—	(96)	96	(100)%
Income before income tax expense	10,878	14,364	(3,486)	(24)%
Income tax expense	2,552	3,095	(543)	(18)%
Net income	$8,326	$11,269	$(2,943)	(26)%

Basic earnings per share	$0.70	$0.96	$(0.26)	(27)%
Diluted earnings per share	$0.66	$(0.05)	$0.71	NM
NM refers to changes greater than 150%.

For the six months ended June 30, 2022, net income decreased $2.9 million, which largely reflected a $3.7 million decrease in the gain on fair value of the private warrant liability as compared to the six months ended June 30, 2021. Operating profitability remained generally consistent with the six months ended June 30, 2021. Operating revenues increased by $1.4 million or 3% and operating expenses increased by $1.4 million or 3%. Changes in year to date operating revenues and expenses are discussed in greater detail below.

Basic and diluted earnings per share, which decreased to $0.70 and increased to $0.66 respectively, are both driven primarily by the impact of the private warrants adjustments on the earnings per share calculations. During the six months ended June 30, 2022, the average common stock share price was below the warrant strike price, and as a result, the warrants are not considered dilutive. During the six months ended June 30, 2021, the average common stock share price was greater than the warrant strike price resulting in the warrants being considered dilutive.
Operating Revenues

	Three Months Ended June 30,			% Change
(dollars in thousands)	2022	2021	Change
Revenues:
Interchange and card revenue	$5,315	$6,757	$(1,442)	(21)%
Servicing fees from Partner Bank	13,295	10,579	2,716	26%
Account fees	2,207	2,618	(411)	(16)%
University fees	1,446	1,331	115	9%
Other revenue	745	1,119	(374)	(33)%
Total operating revenues	$23,008	$22,404	$604	3%
Total revenues increased $0.6 million, or 3%, in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. This increase is primarily attributable to a $2.7 million or 26% increase in Servicing fees from Partner Bank and a $0.1 million, or 9%, increase in University fees. The increase in Servicing fees from Partner Bank is due to a greater than 26% increase in average serviced deposit balances which increased to $2.0 billion for the three months ended June 30, 2022 as compared to $1.6 billion for the three months ending June 30, 2021. These increases were partially offset by a $1.4 million or 21% decrease in Interchange and card revenue which was primarily driven by a 18% reduction in spend volume, as well as a $0.4 million, or 16%, decrease in Account fees, and a $0.4 million, or 33%, decrease in Other revenue due to a reduction in development projects for our BaaS partners which vary based on project status, contracts, and milestones.

	Six Months Ended June 30,			% Change
(dollars in thousands)	2022	2021	Change
Revenues:
Interchange and card revenue	$11,958	$15,001	$(3,043)	(20)%
Servicing fees from Partner Bank	27,487	19,951	7,536	38%
Account fees	4,762	5,279	(517)	(10)%
University fees	3,049	2,655	394	15%
Other revenue	799	3,720	(2,921)	(79)%
Total operating revenues	$48,055	$46,606	$1,449	3%
Total revenues increased $1.4 million, or 3%, in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This increase is primarily attributable to a $7.5 million, or 38%, increase in Servicing fees from Partner Bank. The increase is due to an increase in average serviced deposit balances for the period which increased approximately 40% to $2.1 billion for the six months ended June 30, 2022 as compared to $1.4 billion for the six months ending June 30, 2021. These increases were partially offset by a $3.0 million, or 20%, decrease in Interchange and card revenue as well as a $0.5 million, or 10%, decrease in Account fees, both of which are driven by lower spend volume, and a $2.9 million decrease in Other revenue due to a reduction in development projects for our BaaS partners which vary based on project status, contracts, and milestones.

Operating Expenses

	Three Months Ended June 30,			% Change
(dollars in thousands)	2022	2021	Change
Technology, communication, and processing	$7,297	$8,399	$(1,102)	(13)%
Salaries and employee benefits	10,440	9,558	882	9%
Professional services	2,420	2,126	294	14%
Provision for operating losses	1,839	1,401	438	31%
Occupancy	368	369	(1)	—%
Customer related supplies	221	271	(50)	(18)%
Advertising and promotion	84	125	(41)	(33)%
Merger and acquisition related	1	—	1	100%
Other expense	707	465	242	52%
Total operating expenses	$23,377	$22,714	$663	3%
For the three months ended June 30, 2022, operating expenses increased $0.7 million, or 3%, as compared to the three months ended June 30, 2021. The increase is primarily attributable to a $0.9 million increase in Salaries and employee benefits, a $0.4 million increase in Provision for operating losses, a $0.2 million increase in Other expense, and a $0.3 million increase in Professional services. The increase in Salaries and employee benefits is driven by an increase in average headcount, annual merit raises, and the vesting of equity awards granted in September 2021. The increase in Provision for operating losses is driven by adverse fraud loss experience in the serviced deposit accounts. The increase in Other expense is driven primarily by increased insurance premium expense as compared to the prior year. The increase in Professional services is driven by reduced reimbursable expenses from our BaaS partners. These increases were partially offset by a $1.1 million decrease in Technology, communication, and processing. The decrease in Technology, communication, and processing is related to a renegotiation with a one of the Company’s primary vendors which took effect in the third quarter of 2021.

	Six Months Ended June 30,			% Change
(dollars in thousands)	2022	2021	Change
Technology, communication, and processing	$14,215	$16,821	$(2,606)	(15)%
Salaries and employee benefits	19,922	18,116	1,806	10%
Professional services	4,792	3,863	929	24%
Provision for operating losses	3,441	2,730	711	26%
Occupancy	675	678	(3)	—%
Customer related supplies	451	646	(195)	(30)%
Advertising and promotion	197	316	(119)	(38)%
Merger and acquisition related	290	—	290	100%
Other expense	1,478	923	555	60%
Total operating expenses	$45,461	$44,093	$1,368	3%
For the six months ended June 30, 2022, operating expenses increased $1.4 million, or 3%, as compared to the six months ended June 30, 2021. The increase is primarily attributable to a $1.8 million increase in Salaries and employee benefits, a $0.9 million increase in Professional services, a $0.7 million increase in Provision for operating losses, and a $0.6 million increase in Other expense. The increase in Salaries and employee benefits is driven by an increase in average headcount, annual merit raises, and the vesting of equity awards granted in September 2021. The increase in Professional services is driven by increases in legal, audit, and consulting costs associated with the Company’s restatement activities and the filing of its fiscal year 2021 Form 10-K. The increase in Provision for operating losses is driven by adverse fraud loss experience in serviced deposit accounts. The increase in Other expense is driven primarily by increased insurance premium expense as compared to the prior year. These increases were partially offset by a $2.6 million decrease in Technology, communication, and processing. The decrease in Technology, communication, and processing is related to a renegotiation with a one of the Company’s primary vendors which took effect in the third quarter of 2021.

Income Tax Expense
The Company’s effective tax rate was 17.2% and (40.6)% for the three months ended June 30, 2022 and 2021, respectively. The Company’s effective tax rate was 23.5% and 21.5% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the Company’s marginal tax rate of 27.4% due to the non-taxable fair value adjustments related to the non-compensatory private warrant liability being recorded through earnings, offset by the tax associated with the estimated annual increase of the valuation allowance established against deferred tax assets.
LIQUIDITY AND CAPITAL RESOURCES
Our Cash and cash equivalents consist of non-interest bearing, highly-liquid demand deposits. We had $32.5 million of Cash and cash equivalents at June 30, 2022 as compared to $25.7 million of Cash and cash equivalents at December 31, 2021. We currently finance our operations through cash flows provided by operating activities. We continue to project positive operating cash flows for the 2022 fiscal year and we intend to fund our ongoing operating activities with our existing cash and expected cash flows from operations. However, should additional liquidity be necessary, the Company could consider equity or debt financing, but there are no assurances that additional capital would be available or on terms that are acceptable to us.

The table below summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,			% Change
(dollars in thousands)	2022	2021	Change
Net cash provided by operating activities	$12,423	$20,906	$(8,483)	(41)%
Net cash used in investing activities	(3,441)	(194)	(3,247)	NM
Net cash used in financing activities	(2,202)	(4,112)	1,910	(46)%
Net increase in cash and cash equivalents	$6,780	$16,600	$(9,820)	(59)%
NM refers to changes greater than 150%.
Cash flows provided by operating activities
Cash provided by operating activities was $12.4 million in the six months ended June 30, 2022 which is an $8.5 million decrease as compared to the six months ended June 30, 2021.The change in net cash used in operating assets and liabilities is driven primarily by an increased use in cash of $5.2 million for Prepaid expenses and other assets, $4.5 million for Deferred revenue, $3.5 million for Accounts payable and accrued liabilities, and $3.4 million for Taxes payable. These increased uses of cash were partially offset by an increased source of cash of $6.5 million from Accounts receivable, net and $0.4 million from Other assets.

Cash flows used in investing activities
Cash used in investing activities increased $3.2 million in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to increased capitalization of development costs related to internal use software.
Cash flows used in financing activities
Cash used in financing activities in the six months ended June 30, 2022 decreased $1.9 million as compared to the six months ended June 30, 2021, primarily due to the private warrant repurchase transaction during the current period versus the recapitalization transaction and payoff of borrowings in the prior period.

CONTRACTUAL OBLIGATIONS
A summary of the Company’s contractual lease obligations as of June 30, 2022 is as follows:

	Payments Due by Period
(dollars in thousands)	Within 1 year	1 to 3 years	More than 3 years	Total Amounts Committed
Operating leases	$56	$—	$—	$56
	$56	$—	$—	$56
Off-Balance Sheet Arrangements
As of June 30, 2022, we did not have any off-balance sheet arrangements.
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

At June 30, 2022 and December 31, 2021, our Partner Bank accounted for 43% and 61% of our total Accounts receivable, net, respectively. At June 30, 2022 and December 31, 2021, a BaaS partner accounted for 16% and 13% of our total Accounts receivable, net, respectively. At June 30, 2022 and December 31, 2021, a second BaaS partner accounted for 16% and 0% of our total Accounts receivable, net, respectively. MasterCard accounted for 13% and 17% of our total Accounts receivable, net at June 30, 2022 and December 31, 2021, respectively. The remainder of our total Accounts receivable, net is comprised of receivables for uncollected subscription and disbursement services fees from our higher education institution clients.

Financial instruments that potentially subject the Company to credit risk consist principally of cash held in the Company's operating account. Cash is maintained in accounts with our Partner Bank, which, at times may exceed the FDIC coverage of $250,000. At June 30, 2022, the Company has not experienced losses on these cash accounts and management believes, based upon the quality of the our Partner Bank, that the credit risk with regard to these deposits is not significant.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we conducted an evaluation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2022.

We identified material weaknesses in our internal control over financial reporting, as described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021, which were not fully remedied as of June 30, 2022. A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

(b) Changes in Internal Control Over Financial Reporting

Except as set forth in the following sentences, no change in our internal control over financial reporting (as that term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended June 30, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As of December 31, 2021, we had concluded that our internal control over financial reporting was not effective. During the first and second quarters of 2022, we have been implementing and will continue to implement changes that are both organizational and process-focused to improve the control environment of the Company.

As of June 30, 2022, and as a result of these changes, the previously identified material weaknesses in our internal control over financial reporting were substantially remediated. These weaknesses will not be considered fully remediated, however, until the applicable controls operate for a sufficient period-of-time, and Management has concluded, through testing, that these controls are operating effectively. There is no assurance that additional remediation steps will not be necessary. We expect that the remediation of these material weakness will be fully implemented and validated during the fourth quarter of 2022.

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
ITEM 6. EXHIBITS
(a)Exhibits
The following documents are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 8, 2021).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 8, 2021).
10.1	Special Limited Agency Agreement with Customers Bank Effective April 20, 2022 (incorporated by reference to the Company’s March 31, Form 10-Q, filed with the SEC on August 16, 2022).
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32	Certification under 18 U.S.C. 1350.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, as amended, BM Technologies, Inc. has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wayne, Commonwealth of Pennsylvania, on the 22nd day of August, 2022.

BM Technologies, Inc.

By:	/s/ Luvleen Sidhu
Luvleen Sidhu
Chief Executive Officer (Principal Executive Officer)

BM Technologies, Inc.

By:	/s/ Robert Ramsey
Robert Ramsey
Chief Financial Officer (Principal Financial Officer)