Form 10-Q
period 2022-09-30
BM Technologies, Inc.
filed 2022-11-15
CIK 1725872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

(Former name, former address, and former fiscal year, if changed since last report)
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

The registrant had issued and outstanding 12,238,447 shares of common stock, par value $0.0001 per share, as of November 14, 2022.

Part I - Financial Information
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
BM TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS — UNAUDITED
(amounts in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$26,433	$25,704
Accounts receivable, net allowance for doubtful accounts of $149 and $79	8,614	9,194
Prepaid expenses and other assets	6,951	2,099
Total current assets	41,998	36,997
Premises and equipment, net	575	346
Developed software, net	24,025	28,593
Goodwill	5,259	5,259
Other intangibles, net	4,509	4,749
Other assets	—	398
Total assets	$76,366	$76,342
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$10,503	$6,947
Taxes payable	—	1,807
Current portion of operating lease liabilities	—	416
Deferred revenue, current	11,262	15,387
Total current liabilities	21,765	24,557
Non-current liabilities:
Deferred revenue, non-current	2	190
Liability for private warrants	3,997	13,614
Total liabilities	$25,764	$38,361
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock: Par value $0.0001 per share; 10,000,000 shares authorized, none issued or outstanding at both September 30, 2022 and December 31, 2021	$—	$—
Common stock: Par value $0.0001 per share; 1 billion shares authorized; 12,238,447 shares issued and outstanding at September 30, 2022; 12,193,378 shares issued and outstanding at December 31, 2021	1	1
Additional paid-in capital	69,901	60,686
Accumulated deficit	(19,300)	(22,706)
Total shareholders’ equity	$50,602	$37,981
Total liabilities and shareholders’ equity	$76,366	$76,342
See accompanying notes to the unaudited consolidated financial statements.

BM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating revenues:
Interchange and card revenue	$5,325	$6,529	$17,283	$21,530
Servicing fees from Partner Bank	10,163	11,823	37,650	31,774
Account fees	2,110	2,569	6,872	7,847
University fees	1,357	1,474	4,406	4,129
Other revenue	903	446	1,702	4,164
Total operating revenues	19,858	22,841	67,913	69,444
Operating expenses:
Technology, communication, and processing	7,731	5,082	21,944	21,903
Salaries and employee benefits	10,773	9,137	30,656	27,253
Professional services	2,454	3,496	7,225	7,359
Provision for operating losses	1,564	1,067	5,006	3,797
Occupancy	160	192	875	866
Customer related supplies	225	828	676	1,475
Advertising and promotion	242	176	461	492
Merger and acquisition related	—	—	290	—
Other expense	989	614	2,467	1,537
Total operating expenses	24,138	20,592	69,600	64,682
Income (loss) from operations	(4,280)	2,249	(1,687)	4,762
Non-operating expenses:
Gain (loss) on fair value of private warrant liability	(1,369)	6,042	6,916	17,989
Interest expense	—	—	—	(96)
Income (loss) before income tax expense (benefit)	(5,649)	8,291	5,229	22,655
Income tax expense (benefit)	(729)	1,167	1,823	4,262
Net income (loss)	$(4,920)	$7,124	$3,406	$18,393

Weighted average number of shares outstanding - basic	11,938	11,900	11,944	11,834
Weighted average number of shares outstanding - diluted	11,938	11,904	12,215	12,359

Net income (loss) per share - basic	$(0.41)	$0.60	$0.29	$1.55
Net income (loss) per share - diluted	$(0.41)	$0.60	$0.28	$0.03
See accompanying notes to the unaudited consolidated financial statements.

BM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
For the Three and Nine Months Ended September 30, 2022 and 2021
(amounts in thousands, except share data)

	Common Stock
	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total
Balance at December 31, 2021	12,193,378	$1	$60,686	$(22,706)	$37,981
Net income	—	—	—	3,964	3,964
Share-based compensation expense	52,569	—	2,919	—	2,919
Conversion of private warrants to public warrants	—	—	725	—	725
Tax paid on behalf of employees related to net settlement of share-based awards	—	—	(225)	—	(225)
Balance at March 31, 2022	12,245,947	$1	$64,105	$(18,742)	$45,364
Net income	—	—	—	4,362	4,362
Share-based compensation expense	(7,000)	—	3,053	—	3,053
Balance at June 30, 2022	12,238,947	$1	$67,158	$(14,380)	$52,779
Net loss	—	—	—	(4,920)	(4,920)
Issuance of common stock as compensation	6,000	—	37	—	37
Share-based compensation expense	(6,500)	—	2,706	—	2,706
Balance at September 30, 2022	12,238,447	$1	$69,901	$(19,300)	$50,602

	Common Stock
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2020	6,123,432	$1	$64,017	$(39,749)	$24,269
Net income	—	—	—	16,059	16,059
Valuation of private warrants	—	—	(30,839)	—	(30,839)
Recapitalization transaction	4,759,911	—	16,148	—	16,148
Issuance of common stock as compensation	1,317,035	—	2,323	—	2,323
Share-based compensation expense	—	—	811	—	811
Balance at March 31, 2021	12,200,378	$1	$52,460	$(23,690)	$28,771
Net loss	—	—	—	(4,790)	(4,790)
Share-based compensation expense	—	—	2,389	—	2,389
Balance at June 30, 2021	12,200,378	$1	$54,849	$(28,480)	$26,370
Net income	—	—	—	7,124	7,124
Share-based compensation expense	6,000	—	2,462	—	2,462
Balance at September 30, 2021	12,206,378	$1	$57,311	$(21,356)	$35,956

See accompanying notes to the unaudited consolidated financial statements.

BM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$3,406	$18,393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	239	147
Loss on disposal of premises and equipment	38	—
Amortization of developed software	8,581	8,467
Amortization of other intangible assets	240	240
Amortization of leased assets	398	644
Provision for bad debt	70	103
Share-based compensation expense	8,715	8,019
Gain on fair value of private warrant liability	(6,916)	(17,989)
Changes in operating assets and liabilities:
Accounts receivable, net	510	96
Prepaid expenses and other current assets	(4,851)	295
Other assets	—	(366)
Accounts payable and accrued liabilities	3,556	(375)
Taxes payable	(1,807)	1,103
Operating lease liabilities	(416)	(535)
Deferred revenue	(4,313)	3,840
Net Cash provided by Operating Activities	7,450	22,082
Cash Flows from Investing Activities:
Development of internal use software	(4,013)	(501)
Purchases of premises and equipment	(506)	(51)
Net Cash used in Investing Activities	(4,519)	(552)
Cash Flows from Financing Activities:
Repayments of borrowings from Partner Bank	—	(21,000)
Recapitalization transaction	—	16,888
Repurchase of private warrants	(1,977)	—
Payments related to net settlement of share-based compensation awards	(225)	—
Net Cash used in Financing Activities	(2,202)	(4,112)
Net Increase in Cash and Cash Equivalents	729	17,418
Cash and Cash Equivalents – Beginning	25,704	2,989
Cash and Cash Equivalents – Ending	$26,433	$20,407

Supplementary Cash Flow Information:
Income taxes paid, net of refunds	$7,704	$3,124
Interest paid	$—	$178
Noncash Operating, Investing, and Financing Activities:
Shares issued to settle Megalith accounts payable in connection with Recapitalization transaction	$—	$740
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

BMTX facilitates deposits and banking services between a customer and our Partner Bank, Customers Bank (“Customers Bank”), a Pennsylvania state-chartered bank, which is a related party and is a Federal Deposit Insurance Corporation (“FDIC”) insured bank. BMTX’s business model leverages partners’ existing customer bases to achieve high volume, low-cost customer acquisition in its Higher Education Disbursement, Banking-as-a-Service (“BaaS”), and niche Direct to Consumer (“D2C") Banking businesses. BMTX has four primary revenue sources: interchange and card revenue, servicing fees from BMTX’s Partner Bank, account fees, and university fees. The majority of revenues are driven by customer activity (deposits, spend, transactions, etc.) and may be paid or passed through by BMTX’s Partner Bank, universities, or paid directly by customers.

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

BMTX is not a bank, does not hold a bank charter, and does not provide banking services, and as a result, it is not subject to direct banking regulation, except as a service provider to our Partner Bank. BMTX is also subject to the regulations of the Department of Education (“ED”), due to its student disbursements business, and is periodically examined by it. BMTX’s contracts with most of its higher education institution clients require it to comply with numerous laws and regulations, including, where applicable, regulations promulgated by the ED regarding the handling of student financial aid funds received by institutions on behalf of their students under Title IV of the Higher Education Act of 1965; the Family Educational Rights and Privacy Act of 1995 (“FERPA”); the Electronic Fund Transfer Act and Regulation E; the USA PATRIOT Act and related anti-money laundering requirements; and certain federal rules regarding safeguarding personal information, including rules implementing the privacy provisions of the Gramm-Leach-Bliley Act (“GLBA”). Other products and services offered by BMTX may also be subject to other federal and state laws and regulations.
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

ASC 205-40, Presentation of Financial Statements - Going Concern, requires management to assess an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. In each reporting period, including interim periods, an entity is required to assess conditions known and reasonably knowable as of the financial statement issuance date to determine whether it is probable an entity will not meet its financial obligations within one year from the financial statement issuance date. Management has performed this required assessment as of November 15, 2022 including consideration of the effect of the First Amendment to Deposit Processing Services Agreement (the “DPSA Amendment”) entered into between the Company and Customers Bank on November 8, 2022, see Note 15 - Subsequent Events for additional information, and believes there is sufficient funds available to support its ongoing business operations and continue as a going concern for at least the next 12 months with projected liquidity of not less than $5 million even with the anticipated termination of the DPSA Amendment not later than June 30, 2023.

Management’s assessment is subject to known and unknown risks, uncertainties, assumptions, and changes in circumstances, many of which are beyond our control including the impact of the macroeconomic environment, and that are difficult to predict as to timing, extent, likelihood, and degree of occurrence, and that could cause actual results to differ from estimates and forecasts, potentially materially. Continued increases in interest rates by the Federal Reserve Bank will cause management to consider raising interest rates on certain of its serviced deposit accounts thereby reducing yields on such deposits, negatively impacting projected profitability and cash flow.

The Company is actively evaluating multiple strategic alternatives to the DPSA Amendment including internalizing services upon closing of the previously announced merger with First Sound Bank or negotiating a new deposit servicing agreement with new potential bank partners. Failure to timely execute upon one or more of these strategic alternatives prior to the second quarter of 2023 could cast substantial doubt upon the Company’s ability to meet its financial obligations thereafter without additional liquidity and capital resources.

Based upon the results of Management’s assessment, these interim unaudited consolidated financial statements have been prepared on a going concern basis. The interim unaudited consolidated financial statements do not include any adjustments that could result from the outcome of the aforementioned risks and uncertainties.

Prior Period Adjustments

Certain prior period amounts have been adjusted to conform to the current period presentation.

Balance Sheet Adjustments

In preparation of the Company’s interim unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2022, the Company identified that its reserve for losses resulting from fraud or theft-based transactions that have generally been disputed by BMTX serviced deposit account holders and a related receivable were previously presented on a net basis as a component of Other assets. The Company reviewed this presentation and concluded that these amounts are better presented on a gross basis including the reserve for losses as a component of Accounts payable and accrued liabilities and including the receivable for any billable reimbursements from our Partner Bank as a component of Accounts receivable, net.

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

The effect of these immaterial adjustments has increased Accounts receivable, net by $33 thousand and Accounts payable and accrued liabilities by $86 thousand, decreased Other assets by $439 thousand, and increased Prepaid expenses and other current assets by $320 thousand at December 31, 2021.

Statement of Income (Loss) Adjustments

In preparation of the Company’s interim unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2022, the Company identified certain expenses that were previously included as a component of Customer related supplies and Occupancy that are better presented as a component of Technology, communication, and processing.

In addition, the Company identified card replacement fees reimbursed from a BaaS partner were recognized as a component of Account fees when only the margin of those fees should have been recognized as revenue and the reimbursable expense should have been recognized as a component of Customer related supplies.

The effect of these immaterial adjustments for the three months and nine months ended September 30, 2021:

•Decreased revenue from Account fees by $59 thousand and $108 thousand, respectively,
•Decreased revenue from Other revenue by $31 thousand and $119 thousand, respectively,
•Decreased expenses from Customer related supplies by $189 thousand and $203 thousand, respectively,
•Increased expenses from Technology, communication, and processing by $189 thousand and $28 thousand, respectively, and
•Decreased expenses from Occupancy by $90 thousand and $52 thousand, respectively.

The impact of these adjustments had no effect on Net income (loss) from operations.

Significant Accounting Policies

These interim unaudited consolidated financial statements should be read in conjunction with the 2021 audited consolidated financial statements and related notes of BMTX, which describe BMTX’s significant accounting policies. There have been no material changes to BMTX’s significant accounting policies during the nine months ended September 30, 2022. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted from these interim unaudited consolidated financial statements as permitted by U.S. GAAP and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

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

ASU 2020-04 - Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. This ASU is effective beginning as of its date of effectiveness, March 12, 2020. The guidance is temporary and can be applied through December 31, 2022. The guidance has not impacted the consolidated financial statements to date. The Company will continue to monitor the impact of the ASU on our consolidated financial statements in the future.

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

Accounts receivable deemed to be uncollectible are individually identified and are charged-off against the allowance for doubtful accounts. The allowance for doubtful accounts was $0.1 million at September 30, 2022 and $0.1 million at December 31, 2021.

(amounts in thousands)	Beginning Balance	Additions	Reductions	Ending Balance
Allowance for doubtful accounts
Nine months ended September 30, 2022	$79	$137	$(67)	$149
Twelve months ended December 31, 2021	$—	$171	$(92)	$79

NOTE 4 — PREMISES AND EQUIPMENT AND DEVELOPED SOFTWARE

Premises and Equipment

The components of premises and equipment were as follows:

(amounts in thousands)	Expected Useful Life	September 30, 2022	December 31, 2021
Leasehold improvements	5 years	$—	$28
Furniture, fixtures and equipment	10 years	135	243
IT equipment	3 to 5 years	1,383	1,813
		1,518	2,084
Accumulated depreciation		(943)	(1,738)
Total		$575	$346

Depreciation is recorded in Occupancy expense on the unaudited Consolidated Statements of Income (Loss). For the three and nine months ended September 30, 2022, BMTX recorded depreciation expense of $0.1 million and $0.3 million, respectively. For the three and nine months ended September 30, 2021, BMTX recorded depreciation expense of less than $0.1 million and $0.1 million, respectively.

Developed Software

The components of developed software were as follows:

(amounts in thousands)	Expected Useful Life	September 30, 2022	December 31, 2021
Higher One Disbursement business developed software	10 years	$27,400	$27,400
Internally developed software	3 to 7 years	41,885	41,683
Work-in-process		2,533	421
		71,818	69,504
Accumulated amortization		(47,793)	(40,911)
Total		$24,025	$28,593
Amortization is recorded in Technology, communication and processing expense on the unaudited Consolidated Statements of Income (Loss). BMTX recorded amortization expense of $2.8 million and $8.6 million for the three and nine months ended September 30, 2022, respectively. BMTX recorded amortization expense of $2.8 million and $8.5 million for the three and nine months ended September 30, 2021, respectively.
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

Goodwill is reviewed for impairment annually as of October 31 and between annual tests when events and circumstances indicate that impairment may have occurred. There was no goodwill impairment for the three and nine months ended September 30, 2022 and 2021.

Other intangibles, net includes assets subject to amortization that are reviewed for impairment under FASB ASC 360, Property, Plant and Equipment. There was no impairment for Other intangibles, net for the three and nine months ended September 30, 2022 and 2021.

The components of Other intangibles, net as of September 30, 2022 and December 31, 2021 were as follows:

(amounts in thousands)	Expected Useful Life	September 30, 2022	December 31, 2021
Customer relationships – universities	20 years	$6,402	$6,402
Accumulated amortization		(1,893)	(1,653)
Total		$4,509	$4,749

Amortization is recorded in Other expense on the unaudited Consolidated Statements of Income (Loss). BMTX recorded amortization expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2022, respectively. BMTX recorded amortization expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2021, respectively.
The customer relationships - universities will be amortized in future periods as follows:

Remainder of 2022	$80
2023	320
2024	320
2025	320
2026	320
After 2026	3,149
Total	$4,509

NOTE 6 — LEASES
At September 30, 2022, BMTX leased one office under an operating lease with an original 5-year lease term with options to renew the lease or extend the term annually or with mutual agreement. The original lease included variable lease payments that are based on an index or rate, such as an annual increase in operating expenses over the initial lease year’s expenses. Variable lease payments were not included in the lease liability or right-of-use (“ROU”) asset and were recognized in the period in which the obligations for those payments were incurred. BMTX’s operating lease agreement did not contain any material residual value guarantees or material restrictive covenants. As BMTX’s operating lease did not provide an implicit rate, BMTX utilized the incremental borrowing rate of Customers Bank, its former parent, based on the information available at the adoption of FASB ASC 842, Leases when determining the present value of lease payments.
The original lease matured on September 30, 2022. Effective October 1, 2022, the Company entered into a 3-month short-term lease extension for this office under substantially identical terms and conditions as the original lease.

The following table summarizes operating lease ROU assets and operating lease liabilities and their corresponding classification on the Company’s Consolidated Balance Sheets:

(amounts in thousands)	Classification	September 30, 2022	December 31, 2021
Assets:
Operating lease ROU assets	Other assets	$—	$398
Liabilities:
Operating lease liabilities	Operating lease liabilities	$—	$416
Operating lease expenses are recorded in Occupancy on the Consolidated Statements of Income (Loss). BMTX recorded lease expense of less than $0.1 million and $0.4 million for the three and nine months ended September 30, 2022, respectively. BMTX recorded lease expense of $0.2 million and $0.5 million for the three and nine months ended September 30, 2021, respectively.
Cash paid pursuant to operating lease liabilities totaled $0.1 million and $0.4 million for the three and nine months ended September 30, 2022, respectively. Cash paid pursuant to operating lease liabilities totaled $0.2 million and $0.5 million for the three and nine months ended September 30, 2021, respectively. These cash payments are reported as cash flows used in operating activities in the unaudited Consolidated Statements of Cash Flows.
NOTE 7 — BORROWINGS FROM PARTNER BANK
In 2021, BMTX had a $10.0 million line of credit with our Partner Bank, which is a related party of the Company. The amount that may be borrowed was subject to a borrowing base limit based on a percentage of BMTX’s accounts receivable balance. The $10.0 million line of credit carried an interest rate equal to one-month LIBOR plus 375 bps. LIBOR means the One Month London Inter-Bank Offered Rate as published in the Money Section of the Wall Street Journal on the last U.S. business day of the month, but in no event shall the LIBOR rate used for the line of credit be less than 50 basis points. Interest was paid monthly in arrears with the principal due in its entirety at the maturity date per the original arrangement. Borrowed funds could have been repaid at any time without penalty. The line of credit was originally scheduled to mature on January 4, 2022. On November 30, 2021, BMTX and our Partner Bank agreed to terminate the line of credit. There was zero balance outstanding under the line of credit as of September 30, 2022 and as of December 31, 2021.
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

Common Stock
The Company is authorized to issue 1,000,000,000 shares of common stock, par value $0.0001 per share. At September 30, 2022, there were 12,238,447 shares of common stock issued and outstanding, which includes the 300,000 performance shares discussed below. At December 31, 2021 there were 12,193,378 shares of common stock issued and outstanding.

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

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Performance Shares

The Company has 300,000 common shares, par value $0.0001 per share, issued and outstanding that contain a restrictive legend, subject to release only if the vesting criteria are met before the seventh anniversary of the closing date of the merger with Megalith. If the vesting criteria are not met prior to the seventh anniversary of the closing date of the merger, the shares will be forfeited and cancelled. The vesting criteria are met when either (1) the volume weighted average price of the Company’s common stock on the principal exchange on which such securities are then listed or quoted shall have been at or above $15.00 for twenty (20) trading days (which need not be consecutive) over a thirty (30) trading day period; or (ii) the Company sells shares of its capital stock in a secondary offering for at least $15.00 per share, in each case subject to equitable adjustment for share splits, share dividends, reorganizations, combinations, recapitalizations and similar transactions affecting the shares of the Company’s common stock after the merger, and possible reduction for certain dividends granted to the Company’s common stock, or (2) the Company undergoes certain change in control or sales transactions. None of the vesting criteria for the performance shares have been met as of September 30, 2022 and no expense has been recognized.

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

January 4, 2021 Share-Based Compensation Award

In connection with its January 4, 2021 divestiture of the Company, Customers Bank, the Company’s former parent, granted 1,317,035 of the merger consideration shares of the Company it received to certain employees and executives of the Company. The share-based compensation award is subject to vesting conditions, including a required service condition from award recipients through January 3, 2023. The grant date fair value of the award, totaling $19.6 million, is recorded as share-based compensation expense in the Company’s Consolidated Statements of Income (Loss) on a straight-line basis over the two year post-grant vesting period, net of any actual forfeitures. The shares awarded are restricted until fully vested. The holders of restricted shares may elect to surrender a portion of their shares on the vesting date to cover their income tax obligations. During the three and nine months ended September 30, 2022, 88,889 of the shares awarded were fully vested as a result of the occurrence of certain conditions other than required service.

The change in unvested shares under the January 4, 2021 Share-Based Compensation Award is shown below:

	Number of Awards	Weighted-Average Grant-Date Fair Value Per Award
Balance as of December 31, 2021	1,283,535	$14.87
Granted	—	$—
Vested	(88,889)	$14.87
Forfeited	(26,500)	$14.87
Balance as of September 30, 2022	1,168,146	$14.87

For the three and nine months ended September 30, 2022, the share-based compensation expense related to these awards totaled $2.4 million and $6.9 million, respectively. For the three and nine months ended September 30, 2021, the share-based compensation expense related to these awards totaled $2.4 million and $7.1 million, respectively.

In addition, and in connection with the January 4, 2021 divestiture of the Company, Customers Bank accelerated the vesting for existing restricted stock units and stock options previously granted to certain employees of the Company. The share-based compensation expense, net of forfeitures, associated with the accelerated vesting totaling $0.8 million was incurred during the three months ended March 31, 2021 and was recorded as a component of Salaries and employee benefits expense. No such transactions exist for the three and nine months ended September 30, 2022.

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

The aggregate number of shares of common stock that may be issued pursuant to stock awards under the Equity Incentive Plan will not, and currently does not, exceed 10% of the issued and outstanding shares of our common stock. Grants were made under the Equity Incentive Plan for the three and nine months ended September 30, 2022 as described within Restricted Stock Units below.

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

In addition to the executive RSU awards granted on September 30, 2021, the Company periodically grants individual awards with service-based vesting. During the nine months ended September 30, 2022 and 2021, the Company granted 81,790 and 12,600 service-based RSU awards under the Equity Incentive Plan, respectively.

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

For the three and nine months ended September 30, 2022, the share-based compensation expense related to RSU awards totaled $0.3 million and $1.7 million, respectively. For the three and nine months ended September 30, 2021, the share-based compensation expense related to RSU awards totaled less than $0.1 million and $0.1 million, respectively. Share-based compensation expense is recorded in Salaries and employee benefits in the unaudited Consolidated Statement of Income (Loss).

The change in unvested RSUs awarded is shown below:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of December 31, 2021	704,600	$8.96
Granted	81,790	$6.79
Vested	(90,075)	$9.02
Forfeited	(12,000)	$9.18
Balance as of September 30, 2022	684,315	$8.88

Employee Stock Purchase Plan (“ESPP”)

The Company has an ESPP (the “BM Technologies Inc. 2021 Employee Stock Purchase Plan”) which has an effective date of May 1, 2021. The purpose of the ESPP is to provide eligible employees with an incentive to advance the interests of the Company and its Subsidiaries, by affording them an opportunity to purchase stock of the Company at a favorable price. As of September 30, 2022, there are no shares purchased on behalf of employees under the ESPP, as the program has not yet been made available for employee participation.

Warrants

At September 30, 2022 and 2021, respectively, there were 22,703,004 and 23,874,667 warrants to purchase our common stock outstanding. The warrant totals for each period-end consist of 17,227,189 and 16,928,889 public warrants and 5,475,815 and 6,945,778 private warrants as of September 30, 2022 and 2021, respectively.

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

As of September 30, 2022, 1,600 of the Company’s outstanding public warrants have been exercised and 1,169,903 of the private warrants have been repurchased by the Company from related parties at $1.69 per warrant. In addition, as of September 30, 2022, 300,000 of the private warrants have been reclassified to public warrants based upon a sale of the private warrants by the original holders which resulted in a modification of terms that effect classification as public warrants. In the three and nine months ended September 30, 2022, there were 0 and 100 public warrants exercised, respectively. During the comparative three and nine month period ended September 30, 2021 there were no repurchases, exercises, or reclassifications related to the private or public warrants.

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

Income Statement Impact: Subsequent to the close of the merger, any change in fair value of the private warrants is recognized in our Consolidated Statements of Income (Loss) below operating profit as Gain (loss) on fair value of private warrant liability with a corresponding amount recognized in the Liability for private warrants on our Consolidated Balance Sheets. For the three and nine months ended September 30, 2022, we recognized a loss of $1.4 million and a gain of $6.9 million, respectively, related to the revaluation of the private warrants. For the three and nine months ended September 30, 2021, we recognized gains of $6.0 million and $18.0 million, respectively, related to the revaluation of the private warrants.

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

Cash Flow Impact: The impact of the change in fair value of the private warrants has no impact on our cash flows as it is a noncash adjustment. Cash received for the exercise of warrants is recorded in cash flows from financing activities. Cash paid for the repurchase of warrants is recorded in cash flows from financing activities. During the nine months ended September 30, 2022, the Company repurchased private warrants from related parties for cash consideration totaling $2.0 million. No such transactions occurred for the nine months ended September 30, 2021.

Shareholders’ Equity Impact: The impact to Additional paid-in-capital as of the opening balance sheet is described above. Exercises of private warrants results in a reduction of the Liability for private warrants on the Consolidated Balance Sheets with a corresponding increase to Common Stock and Additional paid-in-capital.

Public Warrants

In accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity, the public warrants are treated as equity instruments under U.S. GAAP. The public warrants are not marked-to-market each reporting period, thus there is no impact to earnings. Exercises of the public warrants are recorded as cash is received and are recorded in Cash and cash equivalents with a corresponding offset recorded in Common stock and Additional paid-in-capital within equity. Cash proceeds from public warrant exercises totaled less than $0.1 million and zero, respectively, during the nine months ended September 30, 2022 and 2021.

NOTE 10 — REVENUES

Revenues

BMTX recognizes operating revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers.

The following table presents BMTX’s revenues disaggregated by nature of the revenue stream and the pattern or timing of revenue recognition for the three and nine months ended September 30, 2022 and 2021. The Company has one reportable segment and all revenues are earned in the U.S.

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2022	2021	2022	2021
Revenues:
Revenue recognized at point in time:
Interchange and card revenue	$5,325	$6,529	$17,283	$21,530
Servicing fees from Partner Bank	10,163	11,823	37,650	31,774
Account fees	2,110	2,569	6,872	7,847
University fees - disbursement activity	175	380	932	918
Other	903	446	1,702	4,164
Total revenue recognized at point in time	18,676	21,747	64,439	66,233
Revenue recognized over time:
University fees - subscriptions	1,182	1,094	3,474	3,211
Total revenue recognized over time	1,182	1,094	3,474	3,211
Total revenues	$19,858	$22,841	$67,913	$69,444

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

The deferred revenue balances were as follows:

(amounts in thousands)	September 30, 2022	December 31, 2021
Deferred revenue (current and non-current)	$11,264	$15,577

During the nine months ended September 30, 2022, the Company recognized revenue of approximately $15.4 million included in deferred revenue at the beginning of the period. During the nine months ended September 30, 2021, the Company recognized revenue of approximately $11.5 million included in deferred revenue at the beginning of the period.

Unbilled receivables

The Company had $2.0 million of unbilled receivables, or amounts recognized as revenue for which invoices have not yet been issued, as of September 30, 2022, and $2.1 million as of December 31, 2021. Unbilled receivables are reported in Accounts receivable, net on the Consolidated Balance Sheets.
NOTE 11 — INCOME TAXES

The Company’s effective tax rate was 12.9% and 34.9% for the three and nine months ended September 30, 2022, respectively. The Company’s effective tax rate was 14.1% and 18.8% for the three and nine months ended September 30, 2021, respectively. The effective tax rate differs from the Company’s marginal tax rate of 27.3% due to the non-taxable fair value adjustments related to the non-compensatory private warrant liability being recorded through earnings, offset by changes to the valuation allowance established against deferred tax assets.

The deferred tax asset at September 30, 2022 and 2021 was $30.5 million and $27.5 million, respectively. These balances consisted mainly of Section 197 intangibles. These Section 197 intangibles resulted from a step-up in tax basis of the assets acquired from BankMobile Technologies, Inc., which for GAAP purposes, were not recorded at fair value.

A full valuation allowance has been recorded against the deferred tax asset balance for all periods presented. The Company has no net operating loss or other carryforward deferred tax assets. A valuation allowance is recognized when it is more likely than not that all, or a portion of, the deferred tax asset will be realized based on the weight of the available positive and negative evidence. Management determined the verifiable negative evidence from the three years of cumulative losses outweighs any available positive evidence as of September 30, 2022, but will continue to evaluate this determination each quarterly period going forward.
NOTE 12 — EARNINGS (LOSS) PER SHARE
The following are the components and results of operations and earnings (loss) per common share calculations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands, except per share data)	2022	2021	2022	2021
Net income (loss) available to common shareholders - used in calculating basic EPS	$(4,920)	$7,124	$3,406	$18,393
Adjustment for private warrant liability[1]	—	—	—	17,989
Net income (loss) - used in calculating diluted EPS	$(4,920)	$7,124	$3,406	$404

Weighted-average common shares outstanding – basic	11,938	11,900	11,944	11,834
Weighted-average common shares outstanding – diluted	11,938	11,904	12,215	12,359

Net income (loss) per common share - basic	$(0.41)	$0.60	$0.29	$1.55
Net income (loss) per common share - diluted	$(0.41)	$0.60	$0.28	$0.03
1 Diluted earnings per share for the nine months ended September 30, 2021 is calculated based on adjusted net income of $0.4 million due to the elimination of the revaluation gain on the private warrant liability.

The following table presents the reconciliation from basic to diluted weighted average shares outstanding used in the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2022	2021	2022	2021
Weighted average shares used in computing net income (loss) per common share, basic	11,938	11,900	11,944	11,834
Add:
Public warrants	—	—	—	372
Private warrants	—	—	—	152
Service-based RSUs	—	4	271	1
Weighted average shares used in computing net income (loss) per common share, diluted	11,938	11,904	12,215	12,359

For basic earnings per share, the performance shares are subject to forfeiture and they are considered share-indexed instruments and not outstanding shares until they are vested. During the three and nine months ended September 30, 2022 and 2021, the vesting criteria has not been met and they are not included.

For the three and nine months ended September 30, 2022, our performance shares, public warrants, and private warrants were excluded from the computation of diluted weighted average shares outstanding as the necessary conditions had not been achieved for the performance shares and the average stock price for the period was below the strike price for the warrants. The performance shares are only considered in the calculation for diluted earnings per share if they are dilutive in nature. The performance shares are only dilutive when the average share price is greater than the strike price and when positive net income is reported. During the three and nine months ended September 30, 2022, the average share price was below the strike price and these shares were not included in the diluted earnings per share calculations. For the three and nine months ended September 30, 2022, our performance based and market condition RSUs were also excluded because the vesting is contingent upon the satisfaction of certain conditions which had not been achieved as of September 30, 2022. For the three and nine months ended September 30, 2022, 343 and 72, respectively, of our service-based RSUs were also excluded as the effect would be anti-dilutive.

For the three and nine months ended September 30, 2021, our performance shares were excluded from the computation of diluted weighted average shares outstanding as the necessary conditions had not been achieved. For the three months ended September 30, 2021, our public warrants and private warrants were excluded as the net loss for the period would make their inclusion anti-dilutive in nature. For the nine months ended September 30, 2021, our public warrants and private warrants were included as the average stock price for the period was above the strike price for the warrants. For the three and nine months ended September 30, 2021, our performance based and market condition RSUs were excluded because the vesting is contingent upon the satisfaction of certain conditions which had not been achieved as of September 30, 2021 For the three and nine months ended September 30, 2021, there were 4 and 1, respectively of service-based RSUs vested which were included in the computation of diluted weighted average shares outstanding.

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net income (loss) per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2022	2021	2022	2021
Performance shares	300	300	300	300
Public warrants	17,227	16,929	17,227	—
Private warrants	5,476	6,946	5,476	—
Performance based and market-condition RSUs	348	348	348	348
Service-based RSUs	343	—	72	—
Total	23,694	24,523	23,423	648
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
The following methods and assumptions were used to estimate the fair value of BMTX’s financial instruments as of September 30, 2022 and December 31, 2021:

Cash and cash equivalents
Cash and cash equivalents reported on the Consolidated Balance Sheets consists of non-interest bearing demand deposits, for which carrying value approximates fair value.
Accounts receivable, net
The carrying amount of accounts receivable approximates fair value because of the short-term nature of these items.

Liability for Private Warrants

The fair value of the private warrants was estimated using a modified version of the binomial lattice model incorporating the Cox-Ross-Rubenstein methodology at September 30, 2022 and a modified version of the Black-Scholes option pricing model for European calls at December 31, 2021. We assumed a term for the private warrants equal to the contractual term from the date of the merger with Megalith and then discounted the resulting value to the valuation date. Among the key inputs and assumptions used in the pricing formula at September 30, 2022 were the following: a term of 3.25 years; volatility of 34%; a dividend yield of zero; an underlying stock price of $6.69; a risk free interest rate of 4.18%; and a closing price of the public warrants of $0.72 per share. The warrant liability is classified as a Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement.

The estimated fair value of BMTX’s financial instruments at September 30, 2022 and December 31, 2021 were as follows:

			Fair Value Measurements at September 30, 2022
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$26,433	$26,433	$26,433	$—	$—
Accounts receivable, net	8,614	8,614	8,614	—	—
Liabilities:
Liability for private warrants	$3,997	$3,997	$—	$—	$3,997

			Fair Value Measurements at December 31, 2021
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$25,704	$25,704	$25,704	$—	$—
Accounts receivable, net	9,194	9,194	9,194	—	—
Liabilities:
Liability for private warrants	$13,614	$13,614	$—	$—	$13,614
NOTE 14 — RELATIONSHIP WITH OUR PARTNER BANK

The Company has several relationships with our Partner Bank, Customers Bank, which is a related party of the Company. These relationships are described below.

Cash management

All the Company’s cash and cash equivalents are on deposit with our Partner Bank.

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

On June 29, 2022, the Company received written notice from Customers Bank that it did not intend to renew the Deposit Servicing Agreement with the Company. The 180-day notice was given in accordance with the terms of the Deposit Servicing Agreement, as a result of which, the Deposit Servicing Agreement would terminate effective December 31, 2022.

On November 8, 2022, the Company and Customers Bank entered into the First Amendment to Deposit Processing Services Agreement (the “DPSA Amendment”) to extend the Deposit Servicing Agreement termination date to the earlier of the Company’s successful completion of the transfer of the Company’s serviced deposits to a new sponsor bank or June 30, 2023. See Note 15 - Subsequent Events for additional information.

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

The Transition Services Agreement included a provision for providing the Company with assistance in the establishment and administration of a 401(k) plan for the benefit of Company employees. Effective April 9, 2021, the Customers Bank 401(k) plan became a multi-employer plan, as defined by the U.S. Department of Labor in accordance with the Employee Retirement Income Security Act of 1974, covering both the full-time employees of Customers Bank and the Company. The Company provides a matching contribution equal to 50% of the first 6% of the contributions made by its eligible participating employees. The Company’s employer contributions to the 401(k) plan for the benefit of its employees for the three months ended September 30, 2022 and 2021 were $0.2 million, and $0.1 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company’s employer contributions totaled $0.6 million and $0.5 million, respectively. These contributions are recorded in Salaries and employee benefits in the Consolidated Statements of Income (Loss).

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

On January 4, 2021, the Company entered into a Non-Competition and Non-Solicitation Agreement with our Partner Bank providing that our Partner Bank will not, for a period of 4 years after the closing of the divestiture, directly or indirectly engage in the Company’s business in the territory (both as defined in the Non-Competition Agreement), except for white label digital banking services with previously identified parties and passive investments of no more than 2% of a class of equity interests of a competitor that is publicly traded. Our Partner Bank also agreed not to directly or indirectly hire or solicit any employees of the Company.

On November 29, 2021, the Company entered into an agreement with our Partner Bank which terminated the $10.0 million letter of credit and gave the Company the right to any shares that were forfeited as part of the January 4, 2021 Share-Based Compensation Award. During the three and nine months ended September 30, 2022, respectively, 6,500 and 26,500 forfeited shares were reacquired by the Company from our Partner Bank.

Both the President and Executive Chairman of the Board of our Partner Bank are immediate family members of the Company’s CEO, and together with their spouses, own less than 5.0% of the Company’s outstanding common stock at September 30, 2022.

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

On April 20, 2022, the Company entered into a Special Limited Agency Agreement with our Partner Bank that provides for marketing assistance from the Company for originating consumer installment loans funded by Customers Bank. In consideration for this marketing assistance, the Company receives certain fees specified within the Special Limited Agency Agreement which are recorded as a component of Other Revenue within the Consolidated Statements of Income (Loss). During the three and nine months ended September 30, 2022, less than $0.1 million of revenue has been realized under the Special Limited Agency Agreement.

Positions with our Partner Bank are presented on our Consolidated Balance Sheets in Accounts receivable, net, Deferred revenue, current, and Accounts payable and accrued liabilities. The Accounts receivable balances related to our Partner Bank as of September 30, 2022 and December 31, 2021 were $1.8 million and $5.5 million, respectively. The Deferred revenue balances related to our Partner Bank as of September 30, 2022 and December 31, 2021 were $7.8 million and $12.7 million, respectively. The Accounts payable and accrued liabilities balances related to our Partner Bank as of September 30, 2022 and December 31, 2021 were $0.9 million and $0.4 million, respectively.

The Company recognized $17.3 million and $60.9 million in revenues from our Partner Bank for the three and nine months ended September 30, 2022, respectively. Of these amounts, $4.3 million and $13.8 million are paid directly by MasterCard or individual account holders to the Company for the three and nine months ended September 30, 2022, respectively. The Company recognized $20.6 million and $60.0 million in revenues from our Partner Bank for the three and nine months ended September 30, 2021, respectively. Of these amounts, $5.2 million and $14.7 million are paid directly by MasterCard or individual account holders to the Company for the three and nine months ended September 30, 2021, respectively. These amounts are included in the Consolidated Statements of Income (Loss).

The Company recognized zero and less than $0.1 million of expenses from our Partner Bank for the three and nine months ended September 30, 2022, respectively. The Company recognized less than $0.1 million and $0.2 million of expenses from our Partner Bank for the three and nine months ended September 30, 2021, respectively. These amounts are included in the Consolidated Statements of Income (Loss).

NOTE 15 — SUBSEQUENT EVENTS

On November 8, 2022, the Company and Customers Bank entered into the First Amendment to Deposit Processing Services Agreement (the “DPSA Amendment”). The Amendment, among other things, will facilitate the transfer of the Company’s serviced deposits to a new sponsor bank and extends the termination date of the Deposit Servicing Agreement until the earlier of: (i) entry into a definitive agreement with a new sponsor bank to transfer the Company’s serviced deposits to such sponsor bank and the successful completion of such transfer; or (ii) six months from December 31, 2022. The Amendment also removes Customers Bank’s obligation to pay the Company the difference between the Durbin exempt and Durbin regulated interchange revenues. The other terms of the Deposit Servicing Agreement remain in effect through the new termination date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this Management’s Discussion and Analysis (“MD&A”) is to facilitate an understanding of significant factors influencing the quarterly operating results, financial condition, and cash flows of BM Technologies, Inc. (“BMTX”). Additionally, this MD&A conveys our expectations of the potential impact of known trends, events, or uncertainties that may impact future results. You should read this discussion in conjunction with our interim unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our Annual Report for the year ended December 31, 2021. Historical results and percentage relationships are not necessarily indicative of operating results for future periods. Unless the context otherwise requires, for purposes of this Management’s Discussion and Analysis, references to the “Company,” “we,” “us”, and “our” refer to the business and operations of BM Technologies, Inc. (“BMTX”) and its subsidiaries.
CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither statements of historical or current fact nor are they assurances of future performance and generally can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “could”, “should”, “projects”, “plans”, “goal”, “targets”, “potential”, “estimates”, “pro forma”, “seeks”, “intends”, or “anticipates”, or similar expressions. Forward-looking statements include discussions of strategy, financial projections (including our statements regarding cash flow projections and funding of ongoing operations), guidance and estimates (including their underlying assumptions), statements regarding plans, objectives, expectations, or consequences of various transactions or events (including the expected completion date or benefits of the First Sound Bank transaction), and statements about our future performance, operations, products, and services, and should be viewed with caution.

Because forward-looking statements relate to the future, they are subject to known and unknown risks, uncertainties, assumptions, and changes in circumstances, many of which are beyond our control, and that are difficult to predict as to timing, extent, likelihood, and degree of occurrence, and that could cause actual results to differ materially from the results implied or anticipated by the statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, but are not limited to the following:

•negative economic and political conditions that adversely affect the general economy, the job market, consumer confidence, the financial condition of our borrowers and consumer spending habits, which may affect, among other things, our revenues and provision for operating losses;
•COVID-19’s continuing effects on the economic and business environments in which we operate;
•strategic, market, operational, liquidity and interest rate risks associated with our business;
•our concentration of credit risk and any potential deterioration in the financial quality of our partner bank;
•the risks of expansion into new product markets;
•risks with respect to recent, pending, or potential future mergers or acquisitions, including our ability to successfully obtain regulatory, and when required, shareholder approval and thereafter, to complete acquisitions and successfully integrate or expand businesses and operations that we acquire;
•our ability to attract and retain key employees;
•competition from financial institutions and other financial service providers, including non-bank financial technology providers, and our ability to attract customers from other financial institutions;
•losses due to fraudulent and negligent conduct of our customers, third party service providers, or employees;
•cybersecurity risks and the vulnerability of our network and the systems of parties with whom we contract, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss, and other security breaches that could adversely affect our business and financial performance or reputation;
•our reliance on third parties to provide key components of our business infrastructure and services required to operate our business;
•the risk that we may be required to make substantial expenditures to keep pace with regulatory initiatives and the rapid technological changes in the financial services market;
•the availability of and access to capital;
•legislative, regulatory, or accounting changes that may adversely affect us;
•adverse results (including judgments, costs, fines, reputational harm, inability to obtain necessary approvals, and/or other negative effects) from current or future litigation, regulatory proceedings, examinations, investigations, or similar matters, or developments related thereto;

•failure to maintain an effective system of disclosure controls and internal control over financial reporting and fully remediate the previously identified material weaknesses in our internal control over financial reporting;
•any event or development that would cause us to conclude that there was impairment of any asset, including intangible assets, such as goodwill; and
•other risks and uncertainties disclosed in documents filed or furnished by us with or to the SEC, any of which could cause actual results to differ materially from future results expressed, implied, or otherwise anticipated by such forward-looking statements.

We caution readers that the foregoing list of factors is not exclusive, is not necessarily in order of importance, and readers should not place undue reliance on forward-looking statements. Additional factors that may cause actual results to differ materially from those contemplated by any forward-looking statements may also be found in our 2021 10-K (including the “Risk Factor” section of that report), Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K filed with the SEC and available at the SEC’s website at http://www.sec.gov. We do not intend to and, except as required by law, hereby disclaim any obligation to update or revise any forward-looking statement contained in this Quarterly Report on Form 10-Q, which speaks only as of the date of its filing with the SEC, whether as a result of new information, future events, or otherwise.
BUSINESS OVERVIEW
BM Technologies, Inc. (“BMTX” or “the Company”) (formerly known as BankMobile) provides state-of-the-art high-tech digital banking and disbursement services to consumers and students nationwide through a full service fintech banking platform, accessible to customers anywhere and anytime through digital channels.

BMTX facilitates deposits and banking services between a customer and our Partner Bank, Customers Bank, (“Customers Bank”), a Pennsylvania state-chartered bank, which is a related party and is a Federal Deposit Insurance Corporation (“FDIC”) insured bank. BMTX’s business model leverages partners’ existing customer bases to achieve high volume, low-cost customer acquisition in its Higher Education Disbursement, Banking-as-a-Service (“BaaS”), and niche Direct to Consumer (“D2C") Banking businesses. BMTX has four primary revenue sources: interchange and card revenue, servicing fees from BMTX’s Partner Bank, account fees, and university fees. The majority of revenues are driven by customer activity (deposits, spend, transactions, etc.) and may be paid or passed through by BMTX’s Partner Bank, universities, or paid directly by customers.

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

BMTX is not a bank, does not hold a bank charter, and does not provide banking services, and as a result it is not subject to direct banking regulation, except as a service provider to our Partner Bank. BMTX is also subject to the regulations of the Department of Education (“ED”), due to its student disbursements business, and is periodically examined by it. BMTX’s contracts with most of its higher education institution clients require it to comply with numerous laws and regulations, including, where applicable, regulations promulgated by the ED regarding the handling of student financial aid funds received by institutions on behalf of their students under Title IV of the Higher Education Act of 1965; the Family Educational Rights and Privacy Act of 1995 (“FERPA”); the Electronic Fund Transfer Act and Regulation E; the USA PATRIOT Act and related anti-money laundering requirements; and certain federal rules regarding safeguarding personal information, including rules implementing the privacy provisions of the Gramm-Leach-Bliley Act (“GLBA”). Other products and services offered by BMTX may also be subject to other federal and state laws and regulations.

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

On November 15, 2021, the Company announced the signing of a definitive agreement to merge with First Sound Bank (“FSB”), a Seattle, Washington-based community business bank. BMTX will pay up to $7.22 in cash for each share of FSB common stock, or approximately $23 million in aggregate consideration, subject to certain closing conditions and adjustments as outlined in the definitive agreement. The combined company, expected to be named BMTX Bank, will be a fintech-based bank focused on serving customers digitally nationwide, supported by its community banking division that is expected to continue serving the greater Seattle market. Although an application was submitted to approve the merger, we now plan to resubmit that application in order to respond to questions posed by regulators. No action will be taken by regulators until the application is resubmitted. We are currently targeting the resubmission of the application within the next 60 days. In addition to regulatory approvals, the transaction remains subject to other customary closing conditions and is now targeted to close in the first half of 2023. Closing after December 31, 2022 will require an amendment to extend the termination date of the agreement. Although we currently believe that all parties intend to proceed with the transaction, and discussions are underway to extend the termination date, it has not been extended at this time and no assurances can be given whether, or for how long, the termination date will be extended.

During the quarter ended June 30, 2022, the Company achieved a key milestone with the execution of agreements to provide technology to a new BaaS partner. This new BaaS partner has global operations and tens of millions of U.S. customers. BMTX was awarded this relationship through a competitive RFP process, underscoring the competitiveness of our BaaS offering in the marketplace. With the addition of this new partner, the Company will have expanded its roster of large well-known brand-name partners. This relationship may become even more valuable if the Company is able to vertically integrate this new partnership with the addition of a banking charter. To protect this partner’s launch strategy, the Company will not identify the partner by name until commercial launch, which is expected to occur in early 2023, but the Company began development work with this partner during the quarter ended June 30, 2022, continued development work during the quarter ended September 30, 2022, and expects to complete additional development work through the remainder of 2022. Although this partnership could be of significant future benefit to the Company, there can be no assurances that this relationship will be expanded to other products or services, including those that would be possible with the potential addition of a bank charter.
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

COVID-19

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. The spread of COVID-19 created a global public health crisis that resulted in unprecedented uncertainty, economic volatility, and disruption in financial markets and in governmental, commercial, and consumer activity in the United States and globally, including the markets that BMTX serves. In response to the pandemic, we enabled nearly all our employees to work remotely and limited business travel. We are a “Remote First” company and most of our employees have no assigned work location or regular in-office work requirement.

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

•Higher education retention. Retention is a key measure of our value proposition with higher education customers. We measure retention in terms of Signed Student Enrollments (“SSEs”), which represents the number of students enrolled at higher education institutions. Retention is calculated by subtracting lost SSEs from starting SSEs and taking that amount as a percentage of the starting SSEs.

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

The following summarized tables set forth our operating results for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Change	% Change
(dollars in thousands, except per share data)	2022	2021
Operating revenues	$19,858	$22,841	$(2,983)	(13)%
Operating expenses	24,138	20,592	3,546	17%
Income (loss) from operations	(4,280)	2,249	(6,529)	NM
Gain (loss) on fair value of private warrant liability	(1,369)	6,042	(7,411)	(123)%
Interest expense	—	—	—	—%
Income (loss) before income tax expense (benefit)	(5,649)	8,291	(13,940)	NM
Income tax expense (benefit)	(729)	1,167	(1,896)	NM
Net income (loss)	$(4,920)	$7,124	$(12,044)	NM

Basic earnings (loss) per share	$(0.41)	$0.60	$(1.01)	NM
Diluted earnings (loss) per share	$(0.41)	$0.60	$(1.01)	NM
NM refers to changes greater than 150%.
For the three months ended September 30, 2022, net income decreased $12.0 million, which included a $7.4 million decrease in the gain (loss) on fair value of the private warrant liability as compared to the three months ended September 30, 2021. Income (loss) from operations for the three months ended September 30, 2022 decreased $6.5 million as compared to the three months ended September 30, 2021. Operating revenues decreased by $3.0 million or 13% and operating expenses increased by $3.5 million or 17%. Changes in quarterly operating revenues and expenses are discussed in greater detail below. Basic and diluted earnings (loss) per share, which decreased to $(0.41), are both driven by the impact of the total net loss in the current year on the earnings (loss) per share calculations.

	Nine Months Ended September 30,		Change	% Change
(dollars in thousands, except per share data)	2022	2021
Operating revenues	$67,913	$69,444	$(1,531)	(2)%
Operating expenses	69,600	64,682	4,918	8%
Income (loss) from operations	(1,687)	4,762	(6,449)	(135)%
Gain on fair value of private warrant liability	6,916	17,989	(11,073)	(62)%
Interest expense	—	(96)	96	(100)%
Income before income tax expense	5,229	22,655	(17,426)	(77)%
Income tax expense	1,823	4,262	(2,439)	(57)%
Net income	$3,406	$18,393	$(14,987)	(81)%

Basic earnings per share	$0.29	$1.55	$(1.26)	(81)%
Diluted earnings per share	$0.28	$0.03	$0.25	NM
NM refers to changes greater than 150%.
For the nine months ended September 30, 2022, net income decreased $15.0 million, which included a $11.1 million decrease in the gain on fair value of the private warrant liability as compared to the nine months ended September 30, 2021. Income (loss) from operations for the nine months ended September 30, 2022 decreased $6.4 million as compared to the nine months ended September 30, 2021. Operating revenues decreased by $1.5 million or 2% and operating expenses increased by $4.9 million or 8%. Changes in year to date operating revenues and expenses are discussed in greater detail below.

Basic and diluted earnings per share, which decreased and increased to $0.29 and $0.28, respectively, are both driven primarily by the impact of the private warrant adjustments on the earnings per share calculations. During the nine months ended September 30, 2022, the average common stock share price was below the warrant strike price, and as a result, the warrants are not considered dilutive. During the nine months ended September 30, 2021, the average common stock share price was greater than the warrant strike price resulting in the warrants being considered dilutive.
Operating Revenues

	Three Months Ended September 30,			% Change
(dollars in thousands)	2022	2021	Change
Revenues:
Interchange and card revenue	$5,325	$6,529	$(1,204)	(18)%
Servicing fees from Partner Bank	10,163	11,823	(1,660)	(14)%
Account fees	2,110	2,569	(459)	(18)%
University fees	1,357	1,474	(117)	(8)%
Other revenue	903	446	457	102%
Total operating revenues	$19,858	$22,841	$(2,983)	(13)%
Total revenues decreased $3.0 million, or 13%, in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This decrease is primarily attributable to a $1.7 million or 14% decrease in Servicing fees from Partner Bank, a $1.2 million or 18% decrease in Interchange and card revenue which was primarily driven by a 15% reduction in spend volume in the Higher Education business, a $0.5 million, or 18%, decrease in Account fees, and a $0.1 million, or 8%, decrease in University fees. The decrease in Servicing fees from Partner Bank is due to a 5% decrease in average serviced deposit balances; $1.6 billion for the three months ended September 30, 2022 as compared to $1.7 billion for the three months ended September 30, 2021; and an approximate $1.0 million increase in interest paid to serviced deposit account holders for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. These decreases were partially offset by a $0.5 million, or 102%, increase in Other revenue due to an increase in development projects for our BaaS partners which vary based on project status, contracts, and milestones.

	Nine Months Ended September 30,			% Change
(dollars in thousands)	2022	2021	Change
Revenues:
Interchange and card revenue	$17,283	$21,530	$(4,247)	(20)%
Servicing fees from Partner Bank	37,650	31,774	5,876	18%
Account fees	6,872	7,847	(975)	(12)%
University fees	4,406	4,129	277	7%
Other revenue	1,702	4,164	(2,462)	(59)%
Total operating revenues	$67,913	$69,444	$(1,531)	(2)%
Total revenues decreased $1.5 million, or 2%, in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This decrease is primarily attributable a $4.2 million, or 20%, decrease in Interchange and card revenue driven primarily by lower spend volume as well as a $1.0 million, or 12%, decrease in Account fees, and a $2.5 million decrease in Other revenue due to a reduction in development projects for our BaaS partners which vary based on project status, contracts, and milestones. These decreases were partially offset by a $5.9 million, or 18%, increase in Servicing fees from Partner Bank. The increase is primarily due to an increase in average serviced deposit balances for the period which increased approximately 24% to $1.9 billion for the nine months ended September 30, 2022 as compared to $1.5 billion for the nine months ended September 30, 2021.

Operating Expenses

	Three Months Ended September 30,			% Change
(dollars in thousands)	2022	2021	Change
Technology, communication, and processing	$7,731	$5,082	$2,649	52%
Salaries and employee benefits	10,773	9,137	1,636	18%
Professional services	2,454	3,496	(1,042)	(30)%
Provision for operating losses	1,564	1,067	497	47%
Occupancy	160	192	(32)	(17)%
Customer related supplies	225	828	(603)	(73)%
Advertising and promotion	242	176	66	38%
Merger and acquisition related	—	—	—	100%
Other expense	989	614	375	61%
Total operating expenses	$24,138	$20,592	$3,546	17%
For the three months ended September 30, 2022, operating expenses increased $3.5 million, or 17%, as compared to the three months ended September 30, 2021. The increase is primarily attributable to a $2.6 million increase in Technology, communication, and processing, a $1.6 million increase in Salaries and employee benefits, a $0.5 million increase in Provision for operating losses, and a $0.4 million increase in Other expense. These increases were partially offset by a $1.0 million decrease in Professional services and a $0.6 million decrease in Customer related supplies.
The increase in Technology, communication, and processing is related to the negotiation of a service agreement with a service provider during the prior year, which included retroactive pricing benefits and a one-time credit reducing the quarterly expense in the three month period ended September 30, 2021 as compared to September 30, 2022 by approximately $2.5 million. The increase in Salaries and employee benefits is driven by an increase in average headcount, annual merit raises, and the vesting of equity awards granted in September 2021. The increase in Provision for operating losses is driven by adverse losses experienced in the serviced deposit accounts. The increase in Other expense is driven primarily by increased insurance expenses and employee travel expenses as compared to the prior year. The decrease in Professional services is driven by reduced audit, consulting, and other professional services spend and internalization of previously outsourced personnel in the current year. The decrease in Customer related supplies is driven by reduced consumption of customer related supplies and vendor credits provided and utilized in the current year under the new service agreement negotiated in the prior year.

	Nine Months Ended September 30,			% Change
(dollars in thousands)	2022	2021	Change
Technology, communication, and processing	$21,944	$21,903	$41	—%
Salaries and employee benefits	30,656	27,253	3,403	12%
Professional services	7,225	7,359	(134)	(2)%
Provision for operating losses	5,006	3,797	1,209	32%
Occupancy	875	866	9	1%
Customer related supplies	676	1,475	(799)	(54)%
Advertising and promotion	461	492	(31)	(6)%
Merger and acquisition related	290	—	290	100%
Other expense	2,467	1,537	930	61%
Total operating expenses	$69,600	$64,682	$4,918	8%
For the nine months ended September 30, 2022, operating expenses increased $4.9 million, or 8%, as compared to the nine months ended September 30, 2021. The increase is primarily attributable to a $3.4 million increase in Salaries and employee benefits, a $1.2 million increase in Provision for operating losses, and a $0.9 million increase in Other expense. These increases were partially offset by a $0.8 million decrease in Customer related supplies.

The increase in Salaries and employee benefits is driven by an increase in average headcount, annual merit raises, and the vesting of equity awards granted in September 2021. The increase in Provision for operating losses is driven by adverse losses experienced in serviced deposit accounts. The increase in Other expense is driven primarily by increased insurance expenses, employee travel expenses, and the timing of certain taxes and fees as compared to the prior year. The decrease in Customer related supplies is driven by reduced consumption of customer related supplies and vendor credits provided and utilized in the current year under the new service agreement negotiated in the prior year.
Income Tax Expense
The Company’s effective tax rate was 12.9% and 14.1% for the three months ended September 30, 2022 and 2021, respectively. The Company’s effective tax rate was 34.9% and 18.8% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the Company’s marginal tax rate of 27.3% due to the non-taxable fair value adjustments related to the non-compensatory private warrant liability being recorded through earnings, offset by changes to the valuation allowance established against deferred tax assets.
LIQUIDITY AND CAPITAL RESOURCES
Our Cash and cash equivalents consist of non-interest bearing, highly-liquid demand deposits. We had $26.4 million of Cash and cash equivalents at September 30, 2022 as compared to $25.7 million of Cash and cash equivalents at December 31, 2021.
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
ASC 205-40, Presentation of Financial Statements - Going Concern, requires management to assess an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. In each reporting period, including interim periods, an entity is required to assess conditions known and reasonably knowable as of the financial statement issuance date to determine whether it is probable an entity will not meet its financial obligations within one year from the financial statement issuance date. Management has performed this required assessment as of November 15, 2022 including consideration of the effect of the First Amendment to Deposit Processing Services Agreement (the “DPSA Amendment”) entered into between the Company and Customers Bank on November 8, 2022, see Note 15 - Subsequent Events for additional information, and believes there is sufficient funds available to support its ongoing business operations and continue as a going concern for at least the next 12 months with projected liquidity of not less than $5 million even with the anticipated termination of the DPSA Amendment not later than June 30, 2023.

Management’s assessment is subject to known and unknown risks, uncertainties, assumptions, and changes in circumstances, many of which are beyond our control including the impact of the macroeconomic environment, and that are difficult to predict as to timing, extent, likelihood, and degree of occurrence, and that could cause actual results to differ from estimates and forecasts, potentially materially. Continued increases in interest rates by the Federal Reserve Bank will cause management to consider raising interest rates on certain of its serviced deposit accounts thereby reducing yields on such deposits, negatively impacting projected profitability and cash flow.

The Company is actively evaluating multiple strategic alternatives to the DPSA Amendment including internalizing services upon closing of the previously announced merger with First Sound Bank or negotiating a new deposit servicing agreement with new potential bank partners. Failure to timely execute upon one or more of these strategic alternatives prior to the second quarter of 2023 could cast substantial doubt upon the Company’s ability to meet its financial obligations thereafter without additional liquidity and capital resources.

The table below summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,			% Change
(dollars in thousands)	2022	2021	Change
Net cash provided by operating activities	$7,450	$22,082	$(14,632)	(66)%
Net cash used in investing activities	(4,519)	(552)	(3,967)	NM
Net cash used in financing activities	(2,202)	(4,112)	1,910	(46)%
Net increase in cash and cash equivalents	$729	$17,418	$(16,689)	(96)%
NM refers to changes greater than 150%.
Cash flows provided by operating activities
Cash provided by operating activities was $7.5 million in the nine months ended September 30, 2022 which is a $14.6 million decrease as compared to the nine months ended September 30, 2021.The decrease in net cash provided by operating activities is driven primarily by $8.2 million reduced sources of cash from Deferred Revenue, $4.8 million increased use of cash for Prepaid expenses and other assets, and $2.9 million increased use of cash for Taxes payable.

Cash flows used in investing activities
Cash used in investing activities increased $4.0 million in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to increased capitalization of development costs related to internal use software.
Cash flows used in financing activities
Cash used in financing activities decreased $1.9 million as compared to the nine months ended September 30, 2021, primarily due to the private warrant repurchase transaction during the current period versus the recapitalization transaction and payoff of borrowings in the prior period.

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

At September 30, 2022 and December 31, 2021, our Partner Bank accounted for 21% and 61% of our total Accounts receivable, net, respectively. At September 30, 2022 and December 31, 2021, a BaaS partner accounted for 25% and 13% of our total Accounts receivable, net, respectively. At September 30, 2022 and December 31, 2021, a second BaaS partner accounted for 28% and 0% of our total Accounts receivable, net, respectively. At September 30, 2022 and December 31, 2021, Universities accounted for 18% and 9% of our total Accounts receivable, net, respectively. At September 30, 2022 and December 31, 2021, MasterCard accounted for 8% and 17% of our total Accounts receivable, net, respectively.

Financial instruments that potentially subject the Company to credit risk consist principally of cash held in the Company's operating account. Cash is maintained in accounts with our Partner Bank, which, at times may exceed the FDIC coverage of $250,000. At September 30, 2022, the Company has not experienced losses on these cash accounts and management believes, based upon the quality of our Partner Bank, that the credit risk with regard to these deposits is not significant.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we conducted an evaluation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2022.

We identified material weaknesses in our internal control over financial reporting, as described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021, which were not fully remedied as of September 30, 2022. A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

(b) Changes in Internal Control Over Financial Reporting

Except as set forth in the following sentences, no change in our internal control over financial reporting (as that term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended September 30, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As of December 31, 2021, we had concluded that our internal control over financial reporting was not effective. During 2022, we have been implementing and will continue to implement changes that are both organizational and process-focused to improve the control environment of the Company.

As of September 30, 2022, and as a result of these changes, substantial progress has been made to remediate the previously identified material weaknesses in our internal control over financial reporting. These weaknesses will not be considered fully remediated, however, until the applicable controls operate for a sufficient period-of-time, and Management has concluded, through testing, that these controls are operating effectively. There is no assurance that additional remediation steps will not be necessary. We expect that the remediation of these material weakness will be fully implemented and validated as of December 31, 2022.

These remedial measures were considered changes to our internal control environment which had a material effect on internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1A. RISK FACTORS
Except as follows, there have been no material changes to the Risk Factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2021: The risk factor entitled “We face a number of risks relating to our announced plan to merge with First Sound Bank” is amended to add the following: “The merger agreement with First Sound Bank may be terminated (in which case the merger would not occur) if the transaction has not been consummated on or prior to December 31, 2022. We target the transaction to close in the first half of 2023; however, without an extension of the termination date, the merger agreement could terminate”.
ITEM 6. EXHIBITS
See exhibit index below for a list of the documents filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 8, 2021).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 8, 2021).
10.1
First Amendment to the Deposit Processing Services Agreement, dated November 7, 2022, by and between the Company and Customers Bank. (incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 8, 2022).

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32	Certification under 18 U.S.C. 1350.*
101
Interactive data files for BM Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Income (Loss) (unaudited); (iii) the Consolidated Statements of Changes in Shareholders’ Equity (unaudited); (iv) the Consolidated Statements of Cash Flows (unaudited); and (v) the Notes to Unaudited Consolidated Financial Statements.*

104	The cover page from BM Technologies, Inc.’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2022 (formatted in Inline XBRL and included in Exhibit 101).*
* Filed or furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, as amended, BM Technologies, Inc. has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wayne, Commonwealth of Pennsylvania, on the 15th day of November, 2022.

BM Technologies, Inc.

By:	/s/ Luvleen Sidhu
Luvleen Sidhu
Chief Executive Officer (Principal Executive Officer)

BM Technologies, Inc.

By:	/s/ Robert Ramsey
Robert Ramsey
Chief Financial Officer (Principal Financial Officer)