Form 10-K
period 2022-12-31
BM Technologies, Inc.
filed 2023-03-31
CIK 1725872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 001-38633

BM Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	82-3410369
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
201 King of Prussia Road, Suite 650 Wayne, Pennsylvania	19087
(Address of Principal Executive Offices)	(Zip Code)
(877) 327-9515
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BMTX	NYSE American LLC
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share.	BMTX-WT	NYSE American LLC

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes ☐   No  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2022, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $51 million. This value is based on the closing price of $5.89 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 11,861,510 shares of common stock, par value $0.0001 per share, outstanding as of March 31, 2023.

Specified portions of the registrant’s definitive proxy statement relating to the registrant’s 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”), which is to be filed within 120 days after December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements generally, but not always, can be identified by the use of forward-looking terminology, including the words “believes”, “estimates”, “anticipates”, “expects”, “intends”, “plans”, “may”, “will”, “potential”, “projects”, “predicts”, “continue”, or “should”, or, in each case, their negative or other variations or comparable terminology. These forward-looking statements reflect our current views with respect to, among other things, statements relating to the Company’s assets, business, cash flows, condition (financial or otherwise), credit quality, financial performance, liquidity, short and long-term performance goals, prospects, results of operations, strategic initiatives, the benefits, cost, and synergies of completed acquisitions or dispositions, and the timing, benefits, costs, and synergies of future acquisitions, dispositions, and other growth opportunities. There can be no assurance that actual results will not materially differ from expectations. These statements are based on management’s current expectations, but actual results may differ materially due to various factors. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.

Factors that could cause actual results to differ from those discussed in such forward-looking statements include, but are not limited to (1) difficulty attracting and retaining highly-effective employees; (2) our ability to successfully execute our business plan; (3) changes in consumer preferences, spending, and borrowing habits, and demand for our products and services; (4) general economic conditions, especially in the communities and markets in which we conduct our business; (5) market risk, including interest rate and liquidity risk; (6) operational risk, including cybersecurity risk and risk of fraud, data processing system failures, and network breaches; (7) increased competition, including competition from other bank and non-bank financial institutions; (8) changes in regulations, laws, taxes, government policies, monetary policies, and accounting policies; (9) regulatory enforcement actions and adverse legal actions; and (10) other economic, competitive, technological, operational, governmental, regulatory, and market factors affecting our operations, including, those factors summarized in the immediately following section titled “Summary of Principal Risk Factors”, which we encourage you to read. These risks and others described under “Risk Factors” may not be exhaustive. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition, and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results or operations, financial condition, and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.

SUMMARY OF PRINCIPAL RISK FACTORS
References in this report to “the Company,” “BMTX,” “we,” “us,” and “our” refer to BM Technologies, Inc., a Delaware corporation. References to our “management” or our “management team” refer to our officers and directors.

Below is a summary of the principal risk factors we face. Please read it carefully and refer to the more detailed descriptions of the risk factors in Item 1A, “Risk Factors.”

Risks Related to our Business and Industry
a.Dependence on key individuals;
b.Our limited operating history;
c.Our ability to identify, recruit, and retain skilled personnel;
d.Our ability to implement our strategy;
e.Our ability to successfully implement our Profit Enhancement Plan (the “PEP”);
f.Growth of adoption and retention rates;
g.Our ability to manage growth effectively;
h.Assumptions related to our growth strategy;
i.The partnership with Customers Bank and T-Mobile may expose us to additional risks;
j.The partnership and private label agreement with T-Mobile might not be renewed;
k.Dependence on our partner banks, including our announced plans to transition certain deposit relationships from our current partner bank, to a new partner bank;
l.Termination of, or changes to, the MasterCard association registration;
m.Our ability to expand our market reach and product portfolio;
n.Length and unpredictability of our sales cycle;
o.Competition;
p.The strength of our brand;
q.The risk of systems or product failures;
r.Demand for our products and services;
s.Changes in the demand or availability of student loans or financial aid;
t.Changes in government financial aid regime;
u.Exposure to global economic and other broader economic factors;
v.Data breaches, fraud, and cybersecurity issues;
w.Inability to protect or enforce our intellectual property;
x.Infringement of our intellectual property or allegations of infringement by us;
y.Our fees and charges;
z.Outsourcing critical operations;
aa.Ability to maintain an effective system of disclosure controls and internal control over financial reporting; and
ab.Our ability to integrate future acquisitions.

Risks Related to our Common Stock and Warrants
a.Whether an active, liquid trading market for our common stock is sustained;
b.Coverage by securities analysts;
c.Future sales of common stock;
d.Anti-takeover provisions under our charter and Delaware law;
e.Forum selection clauses under our charter and Delaware law;
f.A recent Delaware Court of Chancery Ruling has created potential uncertainty regarding the validity of our authorized shares of Common Stock;
g.Our ability to redeem unexpired warrants; and
h.Exercises of warrants increasing the number of shares eligible for future resale and dilution to stockholders.

Regulatory Risks
a.Changes in regulation related to interchange or methods of payments;
b.Regulations related to higher education and disbursements;
c.Regulation applicable to our partner banks, including Customers Bank, which is a related party of the Company; and
d.We are subject to the Family Educational Rights and Privacy Act (“FERPA”) and Gramm-Leach-Bliley Act (“GLBA”).

General Risk Factors
a.Adequacy of insurance;
b.The limited experience of our management team in managing a public company; and
c.Capitalized assets could become impaired.
v

Part I
ITEM 1. BUSINESS
Company Overview

We are a financial technology (“fintech”) company that facilitates deposits and banking services between a customer and our partner bank, Customers Bank, which is a related party and is a Federal Deposit Insurance Corporation (“FDIC”) insured bank. We provide state-of-the-art high-tech digital banking and disbursement services to consumers and students nationwide through a full service fintech banking platform, accessible to customers anywhere and anytime through digital channels. Our fintech business model leverages Banking-as-a-Service (“BaaS”) partners’ and University partners’ existing customer bases to achieve high volume, low-cost customer acquisition in our Higher Education Disbursement, BaaS, and niche Direct to Consumer (“D2C") banking businesses.

We are not a bank, do not hold a bank charter, and do not provide banking services. Our partner bank, Customers Bank, is subject to regulation by the Pennsylvania Department of Banking and Securities and the Federal Reserve Bank, and is periodically examined by those regulatory authorities. We are subject to the regulations of the Department of Education (“ED”), due to our Disbursement business, and are periodically examined by them.

BankMobile Technologies, Inc. (“BankMobile”) was incorporated in May 2016 as a wholly-owned subsidiary of Customers Bank. On August 6, 2020, the Company entered into an Agreement and Plan of Merger, by and among Megalith Financial Acquisition Corporation, a special purpose acquisition company (“Megalith”), incorporated in Delaware in November 2017, MFAC Merger Sub Inc., a wholly-owned subsidiary of Megalith, BankMobile Technologies, Inc., and Customers Bank, the sole stockholder of BankMobile. On January 4, 2021, BankMobile became an independent company after the completion of a divestiture transaction and was rebranded BM Technologies, Inc.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Employees and Human Capital Resources

As of December 31, 2022, we employed approximately 275 full-time employees, all located in the United States, however technology has allowed us to expand our reach to include a larger demographic with more remote employees working outside of our physical locations and throughout the country. None of these employees are covered by a collective bargaining agreement. The Company provides its employees with comprehensive benefits, some of which are provided on a contributory basis, including medical and dental plans, a 401(k) savings plan with a company match component, and short-term and long-term disability coverage. Additional benefits offered include paid time off, life insurance, and employee assistance. The Company's compensation package is designed to maintain market competitive total rewards programs for all employees in order to attract and retain superior talent.

Available Information

We are required to file with the U.S. Securities and Exchange Commission (the “SEC”) Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and proxy statements, as well as any amendments to those reports. The SEC maintains an Internet website that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports and statements filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are also accessible at no cost on our website after they are electronically filed with the SEC. Reference to our website does not constitute incorporation by reference of the information contained on the website and should not be considered part of this Report.

ITEM 1A. RISK FACTORS
You should carefully consider all the risks described below, together with the other information contained in this report, including the financial statements, before making a decision to invest in our securities. If any of the following risks occur, our business, financial condition or operating results may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. In this section, “we,” “us,” and “our,” refers to the consolidated Company.

Risks Related to Our Business and Industry

We will be dependent on key individuals, and the loss of one or more of these key individuals could curtail our growth and adversely affect our prospects.

Our success will depend on our ability to retain key individuals and other management personnel. Members of our executive management team, including our Chief Executive Officer (“CEO”), Luvleen Sidhu, our Co-CEO, Rajinder Singh, our President, Jamie Donahue, our Chief Financial Officer, James Dullinger, and our Chief Customer Officer, Warren Taylor, have been integral in building our digital banking platform and developing and growing our Higher Education Disbursement business and BaaS programs. In addition, several members of our executive management team who had been employed by Higher One, Inc. prior to our acquisition of that business, have unique and valuable business experience, relationships, and knowledge of the higher education disbursement business. Although we have entered into employment agreements with certain of these executives, their continued service cannot be assured, and if we lose the services of any of these individuals, they would be difficult to replace, and our business and development could be materially and adversely affected.

We have a limited history operating as a separate entity and a limited history operating independently of Customers Bank, and our management team has limited experience managing us.

We are a relatively new legal entity and have a limited operating history and limited history operating independently of Customers Bank since our January 2021 divestiture. An integral portion of our business was acquired from Higher One in June 2016, and our business had been operating primarily as a division of Customers Bank, and since September 2017, a wholly-owned subsidiary of Customers Bank. There may be unanticipated risks and expenses that come from no longer operating as a division or wholly-owned subsidiary of a bank, such as increased compliance costs and licensing requirements. In addition, we have a limited history of managing cash, liquidity, financial obligations, and resources, and other operational needs independent of Customers Bank. Because of our limited operating history, there are only limited historical results of operations for you to review and consider in evaluating our results of operations, and our prospects. We will be subject to the business risks and uncertainties associated with recently formed entities with limited operating history, including the risk that we will not achieve our strategic plan, which could have a material effect on our business, financial condition, and results of operations.

Our success depends in part on our ability to identify, recruit, and retain skilled sales, management, and technical personnel.

Our future success depends upon our continued ability to identify, attract, hire, and retain highly qualified personnel, including skilled technical, management, product, technology, and sales and marketing personnel, all whom are in high demand and are often subject to competing offers. Competition for qualified personnel in the technology industry is intense and there can be no assurance that we will be able to hire or retain a sufficient number of qualified personnel to meet our requirements, or that we will be able to do so at salary, benefit and other compensation costs that are acceptable. A loss of a substantial number of qualified employees, or an inability to attract, retain, and motivate additional highly skilled employees required for the expansion of our business, could have a material adverse effect on our business and growth prospects.

Our business and future success may suffer if we are unable to continue to successfully implement our strategy.

Our future success will depend, in part, on our ability to generate revenues by providing financial transaction services to higher education institutions and their students directly and through our referral partners, including TouchNet, and our ability to implement and grow our BaaS and D2C banking businesses, including the growth of T-Mobile MONEY. The market for these services has only recently developed and our viability and profitability is therefore unproven. Our business will be materially and adversely affected if we are unable to develop and market products and services that achieve and maintain market acceptance.

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

Our strategic growth plan depends, in part, on our ability to enter into new agreements with higher education institutions and new BaaS partners as well as to grow our D2C banking business. These contracts can generally be terminated by the client at will and, therefore, there can be no assurance that we will be able to maintain these clients or maintain agreements with clients on terms and conditions acceptable to us. In addition, we may not be able to continue to establish new relationships with higher education institutional clients or new BaaS partners at our historical growth rate or at all. The termination of current client contracts or an inability to continue to attract new clients could have a material adverse effect on our business, financial condition, and results of operations.

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

Finally, an integral part of our growth strategy is our ability to expand our disbursements expertise into new markets and product offerings, including BaaS partnerships. Our management team has limited experience forming and developing BaaS partnerships. If we are unable to develop BaaS partnerships, or if we cannot gain market adoption of our BaaS partnerships due to competition, regulatory issues, or constraints, or otherwise, if large businesses pursue other alternatives to a BaaS partnership, or if the market for BaaS products and services is smaller than anticipated, our earnings and results of operations will be adversely affected, and we may not grow at our projected rates.

Our profit enhancement plan may not be successful in improving our results of operations or financial condition.

On January 26, 2023, we announced a targeted Profit Enhancement Plan (the “PEP”) that we expect to deliver approximately $18 million in annualized cost reductions with approximately $15 million of savings expected in 2023. The PEP is intended to reduce operating costs, improve operating margins, improve operating cash flow, and continue advancing the Company’s ongoing commitment to profitable growth and continued innovation, and direct the Company’s resources toward its best opportunities. It may take longer than anticipated to generate the expected benefits from these changes and there can be no guarantee that these changes will result in improved operating results. If we are not successful in implementing these changes and executing the PEP in a timely and efficient manner, we may not realize the benefits we expect.

We may not be able to grow adoption and retention rates.

Our growth strategy and business projections contemplate a significant increase in adoption and retention rates for our products. A significant component of our growth strategy is dependent on our ability to have students of our Higher Education institution clients, and customers of our BaaS partners, including T-Mobile MONEY customers, select our services and become long-term users of our products. Additionally, a significant component of our growth strategy is to successfully reach new customers via our D2C banking businesses. In particular, our growth strategy will depend on our ability to successfully cross-sell our core products and services to students after they leave college as well as growth in product usage from BaaS and D2C banking customers. We may not be successful in implementing this strategy because these students and customers may believe that our products and services are unnecessary or unattractive. In addition to a sensitivity to adoption rates, we are also sensitive to retention rates. As students leave college or customers leave a BaaS partner or change employers, we will face increasing competition from banks and other financial services providers.

Our failure to attract and retain students and other customers could have a material adverse effect on our prospects, business, financial condition, and results of operations. If we are unable to increase our adoption and retention rates, our growth, revenues, and results of operations may not meet our projections, which could have a material adverse effect on our prospects, business, financial condition, and results of operations.

Failure to manage future growth effectively could have a material adverse effect on our business, financial condition, and results of operations.

The continued rapid expansion and development of our business may place a significant strain upon our management, administrative, operational, and financial infrastructure. Our growth strategy contemplates further increasing the number of our Higher Education institutional clients and student banking customers.

The rate at which we have been able to establish relationships with our customers in the past, however, may not be indicative of the rate at which we will be able to establish additional customer relationships in the future. Further, our growth contemplates an increase in BaaS business, including growth of T-Mobile MONEY, and new initiatives with additional BaaS partners. Our success will depend, in part, upon the ability of our executive officers to manage growth effectively. Our ability to grow will also depend on our ability to successfully hire, train, supervise, and manage new employees, obtain financing for capital needs, expand our systems effectively, allocate human resources optimally, assure regulatory compliance, and address any regulatory issues, maintain clear lines of communication between our operational functions and our finance and accounting functions, and manage the pressures on management, administrative, operational, and financial infrastructure. There can be no assurance that we will be able to accurately anticipate and respond to the changing demands we will face as we continue to expand our operations, or that we will be able to manage growth effectively or achieve further growth at all. If our business does not continue to grow, or if we fail to manage any future growth effectively, our business, financial condition, and results of operations could be materially and adversely affected.

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

Our growth strategy and business outlook are based on estimates our management believes to be reasonable, but there are many factors that may be outside of management’s control or may be difficult to predict. Some of these uncertainties include:

•Our growth strategy is dependent on adding additional BaaS partners. The timing, size, and partnership terms of future BaaS partners are currently unknown and could have a significant impact on our outlook and results of operations. Currently, T-Mobile is our only material BaaS partner.

•Our current BaaS business is significantly dependent on T-Mobile, and T-Mobile’s efforts to market the program and promote growth in accounts. If T-Mobile does not market the product as expected, or if there are changes in the economic relationship with T-Mobile or its investment appetite in the business, it could impact our financial projections and results of operations.

•Macro industry trends may impact the amounts of student disbursements or the likelihood that students choose a BankMobile-serviced account. Department of Education (“ED”) regulation, industry competition, the rise of competing low-cost products, or other unknown shifts could impact the growth in the student business. Student revenue growth is dependent on our ability to charge the current level of fees, which could be negatively impacted by competition or changes in industry trends. Revenue growth is also dependent on interchange income rates, ATM visits, and other factors that may shift over time. Macro industry trends may also cause consumers to be more price-sensitive than they otherwise would be, which may impact our success in reaching new customers for our D2C banking business.

•Interest rates are unknown; higher rates of interest may reduce the relative attractiveness of the deposit products we service for our partner banks. Rising interest rates may reduce the servicing fees that are paid to us which could affect our margins.

•Future bank partnerships will have individually negotiated terms; the economics of those partnerships may differ from the current arrangement.

Our failure to meet our growth strategy, could materially impact our business, financial condition, and results of operations, regardless of whether the failure to meet our strategy is due to factors in our control, or decisions by key partners or other external parties.

The partnership with Customers Bank and T-Mobile may expose us to additional risks.

In February 2017, Customers Bank entered into a significant strategic partnership with T-Mobile for the development and roll-out of a mobile banking platform, referred to as T-Mobile MONEY, which was publicly announced in the third quarter of 2018. As the former digital banking division of Customers Bank, BMTX was utilized by Customers Bank to develop and maintain the T-Mobile MONEY mobile banking platform. The T-Mobile MONEY program was extended to the Sprint customers acquired by T-Mobile in August 2020.

T-Mobile MONEY represents the most significant BaaS initiative undertaken by us to date. However, T-Mobile MONEY may not be as successful as currently expected for a variety of reasons, including customer adoption of the product, the level of marketing by T-Mobile, general economic conditions, competition and product alternatives, and other factors. If T-Mobile MONEY does not reach the anticipated activity levels or if the deposit balances sourced from T-Mobile MONEY customers are lower than projected, it could adversely affect our business, financial condition, and results of operations.

We have, and will in the future, create new products in connection with the T-Mobile MONEY offering, many of which will be complex, with possible conditional requirements, options, and variations, along with changes to terms that necessitate additional disclosures or actions to comply with legal and regulatory requirements. The offerings through T-Mobile MONEY may be marketed similar to retail products, with a variety of ancillary offerings, such as rewards programs, further increasing the inherent compliance risk. While we will have final authority on the design of products, some components of the product life cycle may be managed by T-Mobile, such as promotions of the product by T-Mobile. Since we will not have direct control over all aspects of the product life cycle, the relationship involves significant third-party relationship management requirements, indicating a significant level of inherent compliance risk.

Demographically, the T-Mobile MONEY product seeks to serve a broader and more diverse population than traditional banking. The BaaS market is very competitive, requiring products, channels, and services to be recalibrated often to remain attractive to potential customers and BaaS partners. As such, the level and maturity of new product approval processes, change management, and the level of strategic planning must be sophisticated enough to respond to competitive demands with timely and meaningful evaluation of compliance risk.

Our agreements with BaaS partners, such as T-Mobile, may expose us to additional compliance risk. For example, employees of the BaaS partner may be incentivized to promote products under a discretionary compensation program to promote financial products to customers, thus increasing exposure to compliance risk. BaaS partnerships may also expose us to issues in connection with privacy-related regulations based on the partner receiving certain data regarding the account holders and their use of the program, which may also be used for marketing purposes. Opt-out and notice may be required in connection with these disclosures.

Short message service (“SMS”) text messaging is used extensively in carrying out service-related communications and possibly marketing-related communications as well. Since express consent is required for service-related communications to wireless subscribers, it will be critical to ensure that the language in disclosures and the account agreement indicate this consent. Moreover, the consumer must have the right to revoke all these communications to their wireless numbers. Failure to comply with the Telephone Consumer Protection Act of 1991, enforced by the Federal Communications Commission (“FCC”), could result in significant litigation risk and potential fines to T-Mobile and/or to us.

The T-Mobile MONEY agreement has been renewed for an additional term of two years, but may be terminated by T-Mobile with 30 days’ written notice to Customers Bancorp, Inc.;

The Private Label Banking Program Agreement (the “PLBPA”) that governs T-Mobile MONEY, is between Customers Bancorp, Inc. and T-Mobile. We do not contract directly with T-Mobile, but we are a beneficiary of the agreement through the Deposit Processing Services Agreement with Customers Bank. The PLBPA was entered into on February 2017 and had an initial term of three years. The term was extended an additional three years to February 2023. On February 22, 2023, the agreement between Customers Bancorp, Inc. and T-Mobile was extended an additional two years to February 2025. Beginning February 24, 2023, T-Mobile may terminate the agreement with 30 days written notice to Customers Bancorp, Inc. T-Mobile’s failure to continue the agreement for the full term may have a material adverse effect on our business. T-Mobile may also choose to renew the agreement in the future on terms that are different or less favorable to us, which would impact our business, financial condition, and results of operations.

We face a number of risks relating to using a new partner bank, including our announced plans to transition certain deposit relationships from our current partner bank, to the new partner bank.
On November 7, 2022, the Company and Customers Bank amended the Deposit Processing Services Agreement dated January 4, 2021 (the “DPSA Amendment”) to extend the Deposit Processing Services Agreement termination date to the earlier of the Company’s successful completion of the transfer of the Company’s serviced deposits to a new partner bank or June 30, 2023.
On March 16, 2023, we entered into a Deposit Servicing Agreement (the “FCB Deposit Servicing Agreement”) with a new partner bank, First Carolina Bank, a North Carolina chartered, non-member community bank (“FCB”), which provides that FCB will establish and maintain deposit accounts and other banking services in connection with customized products and services offered by the Company to its Higher Education clients, and the Company will provide certain other related services in connection with the accounts.
Performance under the FCB Deposit Servicing Agreement will depend, in part, on our ability to successfully and efficiently transition the Higher Education Disbursement deposits and accounts from Customers Bank to FCB in a cost-effective manner that does not significantly disrupt our operations. There can be no assurance that we will be able to maintain and grow our business and operations during, and following, the transition. Transitioning and coordinating certain aspects involves complex operational and personnel-related challenges. The potential challenges, and resulting costs and delays, include failure to obtain regulatory approval for the transaction, unforeseen and unexpected expenses or liabilities related to the transition, a loss of customers, or inability to attract new customers. Additionally, the transition may place a significant burden on management and other internal resources, and could materially and adversely affect our business, financial condition, and results of operations.

In addition to successfully transitioning the Higher Education Disbursement deposits and accounts from Customers Bank to FCB, we face a number of risks due to our association with FCB that will continue after deposits and accounts have been transferred. These risks include, but are not limited to, reputational risks due to material data breaches or other cybersecurity incidents at FCB, reputational risk due to illegal or otherwise disreputable business activities that could cause our reputation to be harmed by association with FCB, FCB could lose its FDIC license, FCB could fail to maintain adequate risk management, and FCB could fail to maintain adequate regulatory capital potentially resulting in bankruptcy or insolvency. If any of the preceding items were to occur, whether caused by FCB, or by factors beyond its control, our business, financial condition, and results of operations could be adversely affected.

Termination of, or changes to, the MasterCard association registration could materially and adversely affect our business, financial condition, and results of operations.

The student checking account debit cards issued in connection with our disbursement business and the consumer checking account debit cards issued in connection with BaaS programs and D2C programs are subject to MasterCard association rules that could subject us to a variety of fines or penalties that may be levied by MasterCard for acts or omissions by us or businesses that work with us. The termination of the card association registration held by us or any changes in card association or other network rules or standards, (including interpretation and implementation of existing rules or standards), to the extent that they increase the cost of doing business or limit our ability to provide products and services, could materially and adversely affect our business, financial condition, and results of operations.

To date we have derived our revenue from a limited number of products and markets. Our efforts to expand our market reach and our service and product offerings may not succeed and may reduce revenue growth.

Our BaaS strategy entails facilitating deposits and banking services between a customer and an FDIC insured partner bank. While we offer our digital banking platform and disbursements services to our customers, the lending products and other services historically offered to non-enrolled students and other customers through our business have been limited. Many competitors offer a more diverse set of products and services to customers and operate in additional markets.

While we intend to eventually broaden the scope of products offered to customers with our banking partners through our BaaS and mobile banking product offerings, there can be no assurance that these efforts will be successful. Our failure to broaden the scope of the products we offer to potential customers may inhibit the growth of repeat business from customers and harm our operating results. There also can be no guarantee that we will be successful with respect to our expansion through our mobile banking platform with new partners and into new markets, which could also inhibit the growth of our business, financial condition, and results of operations.

The length and unpredictability of the sales cycle for signing potential Higher Education institutional clients and BaaS partners could delay new sales of our products and services, which could materially and adversely affect our business, financial condition, and results of operations.

The sales cycle between our business’ initial contact with potential Higher Education institutional clients, BaaS partners, and large employers, and the signing of a contract with that client, partner, or employer can be lengthy, as the individual agreements need to be negotiated and partnerships customized. As a result of this lengthy sales cycle, our ability to forecast accurately the timing of revenues associated with new sales is limited. The sales cycle will vary widely due to significant uncertainties, over which we have little or no control, including:

•the individual decision-making processes of each Higher Education institutional client, BaaS partner, or large employer, which typically include extensive and lengthy evaluations and will require spending substantial time, effort, and money educating each client and partner about the value of our products and services;
•the budgetary constraints and priorities and budget cycle of each Higher Education institutional client or partner;
•the reluctance of higher education staff, BaaS partners, or large employers to change or modify existing processes and procedures; and
•the amount of customization and negotiation required for any given collaboration.

In addition, there is significant upfront time and expense required to develop relationships and there is no guarantee that a potential client will sign a contract with our business even after substantial time, effort, and money has been spent on the potential client. A delay in our ability or a failure to enter into new contracts with potential Higher Education institutional clients and BaaS partners could materially and adversely affect our business, financial condition, and results of operations.

Our operating results may suffer because of substantial and increasing competition in the industries in which we do business.

The market for our products and services is competitive, continually evolving and, in some cases, subject to rapid technological change. Our disbursement services compete against all forms of payment, including paper-based transactions (principally cash and checks), electronic transactions such as wire transfers and Automated Clearing House (“ACH”) payments, and other electronic forms of payment, including card-based payment systems. Many competitors, including Blackboard, Heartland Payment Systems, and Nelnet, Inc., provide payment software, products, and services that compete with those that we and our partner banks, now and in the future, may offer. In addition, the banking products and services offered on our platform will also compete with banks that focus on the higher education market, including U.S. Bancorp and Wells Fargo & Company. Future competitors may begin to focus on higher education institutions in a manner similar to us. We also face significant competition for our BaaS products and D2C banking services from other BaaS providers and digital consumer banking platforms such as Chime and Green Dot, as well as from traditional consumer banks. Many of our competitors will have substantially greater financial and other resources than we have, may in the future offer a wider range of products and services, and may use advertising and marketing strategies that achieve broader brand recognition or acceptance. In addition, competitors may develop new products, services, or technologies that render our products, services, or technologies obsolete or less marketable. If we are unable to compete effectively against our competitors, our business, financial condition, and results of operations will be materially and adversely affected.

We depend on a strong brand and a failure to maintain and develop that brand in a cost-effective manner may hurt our ability to expand our customer base.

Maintaining and developing the “BankMobile,” “BankMobile’s Student Banking” and “BankMobile’s Disbursements” brands, which we license to our bank partners, is critical to expanding and maintaining our base of Higher Education institution clients, students, and other account holders.

We believe the importance of brand recognition will increase as competition in our market further intensifies. Maintaining and developing our brand will depend largely on our ability to continue to provide high quality products and services at cost effective and competitive prices, as well as after-sale customer service. While we intend to continue investing in our brand, no assurance can be given as to the success of these investments. If we fail to maintain and enhance our brand, incur excessive expenses in this effort, or our reputation is otherwise tainted, including by association with the wider financial services industry or because of data security breaches or negative press, we may be unable to maintain loyalty among our existing customers or attract new customers, which could materially and adversely affect our business, financial condition, and results of operations.

We may be liable to, or we may lose customers if, we provide poor service or if we experience systems or product failures, if any agreements that we maintain with colleges, universities, and BaaS partners are terminated, or if other performance triggers or other performance conditions are triggered.

We are required to fulfill our contractual obligations with respect to our products and services and our high quality service to meet the expectations of customers. Failure to meet these expectations or fulfill our contractual obligations could cause us to lose customers and bear additional liability.

Because of the large amount of data we collect and manage, hardware failures and errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain significant inaccuracies. For example, errors in our processing systems could delay disbursements or cause disbursements to be made in the wrong amounts or to the wrong person. Our systems may also experience service interruptions as a result of undetected errors or defects in software, fire, natural disasters, power loss, disruptions in long distance or local telecommunications access, fraud, terrorism, accident, or other similar reason, in which case we may experience delays in returning to full service, especially with regard to data centers and customer service call centers. If problems such as these occur, our customers may seek compensation, withhold payments, seek full or partial refunds, terminate their agreements, or initiate litigation or other dispute resolution procedures. In addition, we may be subject to claims made by third-parties also affected by any of these problems.

In addition, our agreements with colleges, universities, BaaS partners, and large employers contain and will contain certain termination rights, performance triggers, and other conditions which, if exercised or triggered, may result in penalties and/or early termination of such agreements, which could cause us to be liable to customers or lose customers, thereby materially impacting our business, financial condition, and results of operations.

Demand for our products and services may decline if we do not continue to innovate or respond to evolving technological changes.

We operate in a dynamic industry characterized by rapidly evolving technology and frequent product introductions. We rely on proprietary technology to pass on cost savings to customers and make our platform convenient for customers to access. In addition, we may increasingly rely on technological innovation as we introduce new products, expand current products into new markets, and operate a full service digital banking platform. The process of developing new technologies and products is complex, and if we are unable to successfully innovate and continue to deliver a superior customer experience, customers’ demand for our products and services may decrease and our growth and operations may be harmed. This could materially impact our business, financial condition, and results of operations.

A change in the availability of student loans or financial aid, as well as budget constraints, could materially and adversely affect our financial performance by reducing demand for our services.

The higher education industry depends heavily upon the ability of students to obtain student loans and financial aid. As part of our contracts with higher education institutional clients that use our disbursements services, students’ financial aid and other refunds are sent to us for disbursement. The fees that we will charge most of our clients will be based on the number of financial aid disbursements made to students. In addition, our relationships with higher education institutional clients will provide us with a market for BankMobile Vibe accounts, from which we anticipate we will derive a significant proportion of our revenues. If the availability of student loans and financial aid were to decrease, the number of enrolled students could decrease, and our addressable market for student disbursement services would shrink. Future legislative and executive branch efforts to reduce the U.S. federal budget deficit or worsening economic conditions may require the government to severely curtail its financial aid spending, which could materially and adversely affect our business, financial condition, and results of operations. Changes in the availability and cost of student loans could also affect enrollment, in turn affecting our business, financial condition, and results of operations.

Our disbursement business depends in part on the current government financial aid regime that relies on the outsourcing of financial aid disbursements through higher education institutions.

In general, the U.S. federal government distributes financial aid to students through higher education institutions as intermediaries. Following the receipt of financial aid funds and the payment of tuition and other expenses, higher education institutions have typically processed refund disbursements to students by preparing and distributing paper checks. Our disbursements service provides higher education institutional clients with an electronic system for improving the administrative efficiency of this refund disbursement process. If the government, through legislation or regulatory action, restructured the existing financial aid regime in such a way that reduced or eliminated the intermediary role played by higher education financial institutions or limited or regulated the role played by service providers such as us, our business, financial condition, and results of operations and prospects for future growth could be materially and adversely affected.

Global economic and other conditions may adversely affect trends in consumer spending and demand for our products and services, which could materially and adversely affect our business, financial condition, and results of operations.

A decrease in consumer confidence due to the weakening of the global economy, may cause decreased spending among our student and graduate customers and may decrease the use of account and card products and services. Factors such as: increases in college tuition, stagnation, or reduction in available financial aid, and reductions in the size of disbursements, may restrict spending among college students, which would reduce the use of our account and debit card products and services. Weakening economic conditions, such as decreases in consumer spending, increased consumer credit defaults and bankruptcies, inflation, and rising unemployment, may also adversely affect the demand for and use of our BaaS products and D2C banking platform and associated products, which could materially and adversely affect our business, financial condition, and results of operations.

Data-breaches, unauthorized access to or disclosure of data relating to clients, fraudulent activity, and infrastructure failures could materially and adversely affect our reputation or harm our financial condition and results of operations.

We will have access to certain “personally identifiable” information of customers, including student contact information, identification numbers, and the amount of credit balances, which customers expect will be maintained confidentially. It is possible that hackers, customers, or employees acting unlawfully or contrary to our policies or other individuals, could improperly access our or our vendors’ systems and obtain or disclose data about customers. Further, because customer data may also be collected, stored, or processed by third-party vendors, it is possible that these vendors could intentionally or negligently disclose data about our clients or customers. Data breaches could also occur at our partner banks, Higher Education institution clients, BaaS partners, or large employer partners, which could negatively affect our reputation, relationships with end users, and could harm the Company, our clients, or our customers. Any such breaches or loss of data could negatively affect our business, growth prospects, financial condition, and results of operations.

We will rely to a large extent on sophisticated information technology systems, databases, and infrastructure, and will take reasonable steps to protect them. However, due to their size, complexity, content, and integration with or reliance on third-party systems, they are potentially vulnerable to breakdown, malicious intrusion, natural disaster, and random attack, all which pose a risk that sensitive data may be exposed to unauthorized persons or to the public. A breach of our information systems could lead to fraudulent activity, including but not limited to, identity theft, losses on the part of banking customers, additional security costs, negative publicity, and damage to our reputation and brand.

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

In addition, a significant incident of fraud, or an increase in fraud levels generally involving our products, such as our cards, could result in reputational damage, which could reduce the use of our products and services. Such incidents of fraud could also lead to regulatory intervention, which could increase our compliance costs. Accordingly, account data breaches and related fraudulent activity could have a material adverse effect on our future growth prospects, business, financial condition, and results of operations.

If we are unable to protect or enforce our intellectual property rights, we may lose a competitive advantage and incur significant expenses.

Our business will depend on certain registered and unregistered intellectual property rights and proprietary information. We will rely on a combination of patent, copyright, trademark, service mark and trade secret laws, as well as nondisclosure agreements and technical measures (such as the password protection and encryption of our data and systems) to protect our technology and intellectual property rights, including our proprietary software. Existing laws afford only limited protection for our intellectual property rights. Intellectual property rights or registrations granted to us may provide an inadequate competitive advantage or be too narrow to protect our products and services. Similarly, there is no guarantee that our pending applications for intellectual property protection will result in registrations or issued patents or sufficiently protect our rights. The protections outlined above may not be sufficient to prevent unauthorized use, misappropriation or disclosure of our intellectual property or technology, and may not prevent competitors from copying, infringing, or misappropriating our products and services. We cannot be certain that others will not independently develop, design around, or otherwise acquire equivalent or superior technology or intellectual property rights. If we are unable to adequately protect our intellectual property rights, our business and growth prospects could be materially and adversely affected.

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

We also rely on numerous marks, trademarks, and service marks, including “BankMobile,” “BankMobile Vibe,” and “BankMobile Disbursements.” In addition, we rely on certain affiliated brands licensed to us or our bank partners such as “T-Mobile Money” and any other brands that may be developed as part of our BaaS or D2C banking businesses. If the validity of these marks were challenged, our brand may be damaged or we may be required to face considerable expense defending or changing our marks.

We may incorporate open source software into our products. While the terms of many open source software licenses have not been interpreted by U.S. or foreign courts, such licenses could be construed in a manner that imposes conditions or restrictions on our ability to offer our products and services. In such event, we could be required to make any open source code utilized in certain of our proprietary software available to third-parties, (including competitors), to seek licenses from third-parties, to re-engineer, or to discontinue the offering of our products or services, or we could become subject to other consequences, any of which could adversely affect our business, financial condition, and results of operations.

We may be subject to claims that our services or solutions violate the patents or other intellectual property of others, which would be costly and time-consuming to defend. If our services and solutions are found to infringe the patents or other intellectual property rights of others, we may be required to change our business practices or pay significant costs and monetary penalties.

The services and solutions that we provide may infringe upon the patents or other intellectual property rights of others. The industry in which we operate is characterized by frequent claims of patent or other intellectual property infringement. We cannot be sure that our services and solutions, or the products of others that we use or offer to our clients, do not and will not infringe upon the patents or other intellectual property rights of third-parties, and we may have infringement claims asserted against us or our clients. If others claim that we have infringed upon their patents or other intellectual property rights, we could be liable for significant damages and incur significant legal fees and expenses. In addition, we have agreed to indemnify many of our clients against claims that our services and solutions infringe upon the proprietary rights of others. In some instances, the potential amount of these indemnities may be greater than the revenues received from the client.

Regardless of merit, any such claims could be time-consuming, result in costly litigation, be resolved on unfavorable terms, damage our reputation, or require us to enter into royalty or licensing arrangements. Such results could limit our ability to provide a solution or service to clients and have a material adverse effect on our business, results of operations, or financial condition.

The fees that we will generate are subject to competitive pressures, which may materially and adversely affect our revenue and profitability.

We generate revenue from, among other sources, agreements with our partner banks to share the banking services fees charged to our account holders, interchange fees related to purchases made through our debit cards, servicing fees from our partner banks, and fees charged to our Higher Education institution clients.

We have a Deposit Processing Services Agreement in place with Customers Bank. The Deposit Processing Services Agreement was originally set to expire on December 31, 2022, and to automatically renew for an additional three year term unless either party elected not to renew. On November 7, 2022, the Company and Customers Bank entered into the DPSA Amendment. The DPSA Amendment, among other things, will facilitate the transfer of the Company’s serviced deposits to a new partner bank and extends the termination date of the Deposit Processing Services Agreement until the earlier of: (i) entry into a definitive agreement with a new partner bank to transfer the Company’s serviced deposits to such partner bank and the successful completion of such transfer; or (ii) June 30, 2023. The DPSA Amendment also removes Customers Bank’s obligation to pay the Company the difference between the Durbin exempt and Durbin regulated interchange revenues. The other terms of the Deposit Processing Services Agreement remain in effect through the new termination date.

On March 22, 2023, we signed a Second Amendment to the Deposit Processing Services Agreement (the “DPSA Second Amendment”). The DPSA Second Amendment, among other things, extends the termination date of the Deposit Processing Services Agreement until the earlier of (i) the transfer of the Company’s serviced deposits to a Durbin exempt sponsor bank; or (ii) June 30, 2024; and revises the fee structure of the Deposit Processing Services Agreement. The other terms of the Deposit Processing Services Agreement, as amended by the DPSA Amendment, remain in effect through the new termination date.
On March 22, 2023, the Company and Customers Bank entered into the 2023 Deposit Servicing Agreement, under which, effective March 31, 2023, the Company will perform, on behalf of Customers Bank, Customer Bank’s services, duties, and obligations under the PLBPA by and between Customers Bank and T-Mobile USA, Inc. that are not required by Applicable Law (as defined in the 2023 Deposit Servicing Agreement) to be provided by an FDIC insured financial institution.
As compensation under the 2023 Deposit Servicing Agreement, Customers Bank will retain any and all revenue generated from the funds held in the deposit accounts, and Customers Bank will pay the Company monthly servicing fees as set forth in the 2023 Deposit Servicing Agreement. In addition, the Company will have the right to retain all revenue generated by or from the Depositor Accounts (as defined in the 2023 Deposit Servicing Agreement), including, but not limited to, fees and all other miscellaneous revenues. The Company also shall retain all fees (including without limitation interchange fees), and charges generated by its ATMs and from its payment processing services. The Company will be solely liable for any and all fees, expenses, costs, reimbursements, and other amounts that are or may become due and payable under the PLBPA, including, without limitation, any Durbin-Exempt Interchange (as defined in the 2023 Deposit Servicing Agreement) fees payable to T-Mobile under the PLBPA. Customers Bank may set off any and all PLBPA amounts against any compensation payable to the Company under the 2023 Deposit Servicing Agreement.
In an increasingly price-conscious and competitive market, it is possible that to maintain our competitive position with higher education institutions, BaaS partners, and large employers, we may have to decrease the fees charged for our services. Similarly, in order to maintain our competitive position with our partner banks, we may need to reduce the servicing fees we charge. In order to maintain our competitive position with account holders, we and our partner banks may need to reduce banking service fees charged to account holders. Changes to the agreements and structures under which these fees and expenses are prescribed could materially impact our business, financial condition, and results of operation.

We outsource critical operations, which will expose us to risks related to our third-party vendors.

We have entered into contracts with third-party vendors to provide critical services, technology, and software used in our operations. These outsourcing partners include, among others, FIS, which provides back-end account and transaction data processing as well as web and application hosting services in secure data centers; MasterCard, which provides the payment network for our cards, as well as for certain other transactions; and Ubiquity Global Services, which provides customer care services.

Accordingly, we depend, in part, on the services, technology, and software of these and other third-party service providers. In the event that these service providers fail to maintain adequate levels of support, do not provide high quality service, discontinue their lines of business, terminate our contractual arrangements, or cease or reduce operations, we may be required to pursue new third-party relationships, which could materially disrupt our operations and could divert management’s time and resources. We may also be unable to establish comparable new third-party relationships on as favorable terms or at all, which could materially and adversely affect our business, financial condition, and results of operations.

Even if we are able to obtain replacement technology, software, or services there may be a disruption or delay in our ability to operate our business or to provide products and services, and the replacement technology, software, or services might be more expensive than those we have currently. The process of transitioning services and data from one provider to another can be complicated, time consuming, and may lead to significant disruptions in our business. In addition, any failure by third-party service providers to maintain adequate internal controls could negatively affect our internal control over financial reporting, which could impact the preparation and quality of our financial statements.

Failure to maintain an effective system of disclosure controls and internal control over financial reporting could affect our ability to produce timely and accurate financial statements or comply with applicable laws and regulations.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act. The Company is an emerging growth company and may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies. As an emerging growth company, the Company is not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that our independent auditors review and attest as to the effectiveness of our internal control over financial reporting. Management is required to make an annual assessment of internal controls over financial reporting pursuant to Section 404(a), including the disclosure of any material weaknesses identified by management in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

As described in Part II, Item 9A — Controls and Procedures, management identified material weaknesses in the Company’s internal control over financial reporting for the 2021 fiscal year that were remediated during the fourth quarter of fiscal 2022. If we identify new material weaknesses in the future, or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.

Any inability to successfully integrate our recent or future mergers and acquisitions could have a material adverse effect on us.

Mergers and acquisitions typically require integration of the acquired companies’ sales and marketing, operating, manufacturing, distribution, finance, and administrative functions, as well as exposure to different legal and regulatory regimes in jurisdictions in which we have not previously operated. We may not be able to integrate successfully any business we acquire into our existing business, or may not be able to do so in a timely, efficient and cost-effective manner. Our inability to complete the integration of new businesses in a timely and orderly manner could increase costs and lower profits.

Acquisition or other integration-related issues could divert management’s attention and resources from our day-to-day operations, cause significant disruption to our businesses, and lead to substantial additional costs. Our inability to realize the anticipated benefits of a merger or acquisition, or to successfully integrate acquired companies, as well as other transaction-related issues could have a material adverse effect on our businesses, financial condition, and results of operations.

In addition, possible future mergers, acquisitions, or dispositions may trigger a review by the U.S. Department of Justice, the FDIC, and/or the State Attorneys General under their respective regulatory authority, focusing on the effects on competition, including the size or structure of the relevant markets and the pro-competitive benefits of the transaction. Any delay, prohibition, or modification required by regulatory authorities could adversely affect the terms of a proposed merger or acquisition or could require us to modify or abandon an otherwise attractive acquisition opportunity.

Risks Related to our Common Stock and Warrants

An active, liquid trading market for our common stock may not be sustained.

We cannot predict the extent to which investor interest in our company will lead to the further development of an active trading market on NYSE American. If an active and liquid trading market is not sustained, you may have difficulty selling our common stock. Among other things, in the absence of a liquid public trading market:

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. Certain shares of our common stock are freely tradable without restriction under the Securities Act, except for any shares of our common stock that may be held or acquired by our directors, executive officers, and other affiliates, as that term is defined in the Securities Act, which are restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available. Certain of our stockholders and members of our management have rights, subject to certain conditions, to require us to file registration statements covering shares of our common stock or to include shares in registration statements that we may file for ourselves or other stockholders. Any such sales, including sales of a substantial number of shares, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We may also issue shares of our common stock or securities convertible into our common stock from time to time in connection with financings, acquisitions, investments, or otherwise. Any such issuance could result in ownership dilution to you as a stockholder. and cause the trading price of our common stock to decline.

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

•provisions that impose advance notice requirements, minimum shareholding periods, and ownership thresholds, and other requirements and limitations on the ability of stockholders to propose matters for consideration at stockholder meetings; and

•a staggered board whereby our directors are divided into three classes, with each class subject to retirement and reelection once every three years on a rotating basis.

These provisions could have the effect of depriving stockholders of an opportunity to sell their shares at a premium over prevailing market prices by discouraging third-parties from seeking to obtain control of our business in a tender offer or similar transaction. With our staggered board of directors, at least two annual meetings of stockholders will generally be required in order to effect a change in a majority of our directors. Our staggered board of directors can discourage proxy contests for the election of directors and purchases of substantial blocks of our shares by making it more difficult for a potential acquirer to gain control of our board of directors in a relatively short period of time.

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or stockholders.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers, and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees, or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results, and financial condition.

A recent Delaware Court of Chancery Ruling has created potential uncertainty regarding the validity of our authorized shares of Common Stock.

On January 4, 2021, BM Technologies consummated its business combination with Delaware Special Purpose Acquisition Company Megalith. Megalith obtained its shareholder approval on December 21, 2020 at a special meeting of stockholders, where the Megalith shareholders approved the proposals set forth in the definitive proxy statement filed with the SEC on December 11, 2020. At the December 21, 2020 meeting (the “Special Meeting”), a majority of the holders of then outstanding shares of our Class A common stock voted to approve our Second Amended and Restated Certificate of Incorporation, which, among other things, reclassified the Class A Common Stock and the Class B Common Stock as Common Stock, increased the authorized shares of our capital stock to 1,010,000,000 shares, consisting of 1,000,000,000 shares of Common Stock and 10,000,000 shares of “blank check” preferred stock, to 1,000,000 shares of common stock (the “Amended Charter”).

A recent decision of the Delaware Court of Chancery has created uncertainty regarding the validity of the Amended Charter and whether the vote to approve the Amended Charter met the requirements under Section 242(b)(2) of the Delaware General Corporation Law. We continue to believe that the vote to approve the Amended Charter was appropriate. To date, no stockholder has given us notice of any allegations that our shares are unauthorized. Even if the Amended Charter increasing the number of authorized shares was found to be defective, BM Technologies has not issued any shares in excess of the number authorized under the prior Megalith charter. However, the potential uncertainty with respect to our capitalization resulting from the Delaware Court of Chancery’s decision could have a material adverse effect on our operations, including our ability to complete financing transactions, until the underlying issues are definitively resolved.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We will have the ability to redeem outstanding warrants (excluding any placement warrants held by our Sponsor or its permitted transferees) at any time after they become exercisable and prior to their expiration, at $0.01 per warrant, provided that the last reported sales price (or the closing bid price of our common stock in the event the shares of our common stock are not traded on any specific trading day) of our common stock equals or exceeds $24.00 per share for any 20 trading days within a 30 trading-day period ending on the third business day prior to the date we send proper notice of such redemption, provided that on the date it gives notice of redemption, and during the entire period thereafter until the time it redeems the warrants, we have an effective registration statement under the Securities Act covering the shares of our common stock issuable upon exercise of the warrants and a current prospectus relating to them is available.

If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force a warrant holder (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants, or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, will be substantially less than the market value of your warrants.

Our Warrants could increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of December 31, 2022, there were warrants outstanding to purchase an aggregate of 22,703,004 shares of our common stock. These warrants consist of 17,227,189 public warrants and 5,475,815 private placement warrants. Each warrant entitles its holder to purchase one share of our common stock at an exercise price of $11.50 per share and will generally expire at 5:00 p.m., New York time, on January 4, 2026, or earlier upon redemption of our common stock. To the extent warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to our then existing stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could depress the market price of our common stock.

Regulatory Risks

A change in regulations related to interchange or methods of payments could materially and adversely affect our financial performance.

Future federal, state, or network regulations could be changed in a way that could negatively affect our business. Additionally, with the advent of creative money movement systems that bypass card networks, a large future proportionate share of “spend” could leverage a less income producing method. In turn, these events could significantly reduce our interchange income from which we currently expect to derive a significant proportion of our revenues, which could adversely affect our financial condition and results of operations.

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

Under ED’s regulations, a third-party servicer that contracts with a Title IV institution acts in the nature of a fiduciary in the administration of Title IV programs. Among other requirements, the regulations provide that a third-party servicer is jointly and severally liable with its client institution for any liability to ED arising out of the servicer’s violation of Title IV or its implementing regulations, which could subject us to material fines related to acts or omissions of entities beyond our control. ED is also empowered to limit, suspend, or terminate the violating servicer’s eligibility to act as a third-party servicer and to impose significant civil penalties on the violating servicer. We may enter into “Tier 1” arrangements with educational institutions, which are subject to more stringent regulations than certain other “Tier 2” or “non-covered” arrangements.

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

These regulations also require institutions to: offer students additional choices regarding how to receive their student aid funds (including prohibiting an institution from requiring students to open an account into which their credit balances must be deposited); provide a list of account options from which a student may choose to receive credit balance funds electronically, where each option is presented in a neutral manner and the student’s preexisting bank account is listed as the first and most prominent option with no account preselected; ensure electronic payments made to a student’s preexisting account are initiated in a manner as timely as, and no more onerous than, payments made to an account with the institution; include additional restrictions on the institution’s use of personally identifiable information; require that the terms of the contractual arrangements between institutions and schools be publicly disclosed; and require that schools establish and evaluate the contractual arrangements with institutions in light of the best financial interests of students. These regulations increase our compliance costs and could negatively affect our results of operations.

Our partner banks are subject to extensive regulation as a bank, which could limit or restrict our activities.

Banking is a highly regulated industry and our partner banks are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. As a service provider, we will be required to comply with many of these regulations on behalf of our partner banks, which will be costly and restrict certain of our activities, including loans and interest rates charged, and interest rates paid on deposits.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our partner banks, and our own business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks, our cost of compliance could adversely affect our ability to operate profitably.

The Dodd-Frank Act Wall Street Reform and Consumer Protection Act, enacted in July 2010, which we refer to as the Dodd-Frank Act, instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. The “Durbin Amendment” of the Dodd-Frank Act limits the amount of interchange fees chargeable by a bank with over $10 billion in assets. Additional legislation and regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could significantly affect our revenues, business, and operations in substantial and unpredictable ways.

Further, regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks in the performance of their supervisory and enforcement duties. The exercise of this regulatory discretion and power could have a negative impact on our partner banks, and by extension, a negative impact on us. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our partner banks and on our own business, financial condition, and results of operations.

We are subject to the Family Educational Rights and Privacy Act (“FERPA”) and Gramm-Leach-Bliley Act (“GLBA”)

Our Higher Education institution clients are subject to the Family Educational Rights and Privacy Act of 1995 (“FERPA”), which provides, with certain exceptions, that an educational institution that receives any federal funding under a program administered by ED may not have a policy or practice of disclosing education records or “personally identifiable information” from education records, other than directory information, to third-parties without the student’s or parent’s written consent. Our Higher Education institution clients disclose to us certain non-directory information concerning their students, including contact information, student identification numbers, and the amount of students’ credit balances. We believe that our Higher Education institution clients are and will be able to disclose this information without the students’ or their parents’ consent pursuant to one or more exceptions under FERPA. However, if ED asserts that we do not fall into one of these exceptions, or if future changes to legislation or regulations require student consent before our Higher Education institution clients can disclose this information, a sizable number of students may cease using our products and services, which could materially and adversely affect our business, financial condition, and results of operations.

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

Compliance with the various complex laws and regulations is costly and time consuming, and failure to comply could have a material adverse effect on our business. Additionally, increased regulatory requirements on our businesses may increase costs, which could materially and adversely affect our business, financial condition, and results of operations. If we do not devote sufficient resources to additional compliance personnel and systems commensurate with our anticipated growth, we could be subject to fines, regulatory scrutiny, or adverse public reception to our products and services.

General Risk Factors

Our ability to limit our liabilities by contract or through insurance may be ineffective or insufficient to cover future liabilities.

We will attempt to limit, by contract, our liability for damages arising from negligence, errors, mistakes, or security breaches. Contractual limitations on liability, however, may not be enforceable or may otherwise not provide sufficient protection to us from liability for damages. We will maintain liability insurance coverage, including coverage for errors and omissions. It is possible, however, that claims could exceed the amount of applicable insurance coverage, if any, or that this coverage may not continue to be available on acceptable terms or in sufficient amounts. Even if these claims do not result in liability to us, investigating and defending against them could be expensive and time consuming and could divert management’s attention away from our operations. In addition, negative publicity caused by these events may delay market acceptance of our products and services, any of which could materially and adversely affect our reputation and business.

Our management team has limited experience in managing a public company and the business and financing activities of an organization of our size, which could impair our ability to comply with legal and regulatory requirements.

Our management team has had limited public company management experience or responsibilities, and has limited experience managing a business and related financing activities of our size. This could impair our ability to comply with various legal and regulatory requirements, such as public company compliance, and filing required reports and other required information on a timely basis. It may be expensive to develop, implement, and maintain programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance, and reporting obligations imposed by such laws and regulations, and we may not have the resources to do so. Any failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

We capitalize certain development costs related to internal software development; this capitalized asset could become impaired if there are changes in our business model that impact the expected use of that software.

At December 31, 2022, the net carrying value of our developed software was $22.3 million, which made up a significant portion of our consolidated assets. This amount reflects the capitalized cost, net of accumulated amortization, of software that we developed internally as well as the remaining value of the acquired Higher One Disbursement business developed software. Changes in technology, our internal processes, or our business strategies or those of our partners could impact our ability to realize the value of our developed software, which could result in an impairment of the asset.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate headquarters, which occupies approximately 134 square feet and houses our executive and administrative operations under a short-term lease arrangement, is located at 201 King of Prussia Road, Suite 650, Wayne, PA. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.
ITEM 3. LEGAL PROCEEDINGS

We may be involved from time to time in various legal and administrative proceedings and litigation arising in the ordinary course of business. We are not currently engaged in any legal proceedings that are expected to have a material effect on our financial position, cash flows, or results of operations.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Part II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock and warrants are each traded on the NYSE American Market under the symbols “BMTX,” “BMTX-WT,” respectively.
Holders
On March 31, 2023, there were 692 holders of record of our common stock and 12 holders of record of our warrants.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 8 “Consolidated Financial Statements and Supplementary Data” of this Form 10-K.
BUSINESS OVERVIEW
BMTX provides state-of-the-art high-tech digital banking and disbursement services to consumers and students nationwide through a full service fintech banking platform, accessible to customers anywhere and anytime through digital channels.
BMTX facilitates deposits and banking services between a customer and our partner bank, Customers Bank, a Pennsylvania state-chartered bank, which is a related party and is a FDIC insured bank. BMTX’s business model leverages partners’ existing customer bases to achieve high volume, low-cost customer acquisition in its Higher Education Disbursement, BaaS, and D2C banking businesses. BMTX has four primary revenue sources: interchange and card revenue, servicing fees, account fees, and university fees. The majority of revenues are driven by customer activity (deposits, spend, transactions, etc.) and may be paid or passed through by Customers Bank, universities, or paid directly by customers.
BMTX is a Delaware corporation, originally incorporated as Megalith Financial Acquisition Corp in November 2017 and renamed BM Technologies, Inc. in January 2021 at the time of the merger between Megalith and BankMobile. Until January 4, 2021, BankMobile was a wholly-owned subsidiary of Customers Bank, a wholly-owned subsidiary of Customers Bancorp, Inc.
Customers Bank holds the FDIC insured deposits that BMTX sources and services and is the issuing bank on BMTX’s debit cards. Customers Bank pays the Company a servicing fee for the deposits generated and passes through interchange income earned from transactions on debit cards. On November 7, 2022, the Company and Customers Bank entered into the DPSA Amendment. The DPSA Amendment, among other things, will facilitate the transfer of the Company’s serviced deposits to a new partner bank and extends the termination date of the Deposit Processing Services Agreement until the earlier of: (i) entry into a definitive agreement with a new partner bank to transfer the Company’s serviced deposits to such partner bank and the successful completion of such transfer; or (ii) June 30, 2023.

BMTX is not a bank, does not hold a bank charter, and does not provide banking services, and as a result, is not subject to direct banking regulation, except as a service provider to any partner banks. BMTX is also subject to the regulations of the ED, due to our student disbursements business, and is periodically examined by it. BMTX’s contracts with most of its Higher Education institution clients require it to comply with numerous laws and regulations, including, where applicable, regulations promulgated by the ED regarding the handling of student financial aid funds received by institutions on behalf of their students under Title IV of the Higher Education Act of 1965; the Family Educational Rights and Privacy Act of 1995; the Electronic Fund Transfer Act and Regulation E; the USA PATRIOT Act and related anti-money laundering requirements; and certain federal rules regarding safeguarding personal information, including rules implementing the privacy provisions of the Gramm-Leach-Bliley Act. Other products and services offered by BMTX may also be subject to other federal and state laws and regulations.

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
Merger with Megalith Financial Acquisition Corp

On January 4, 2021, BankMobile, Megalith, and MFAC Merger Sub Inc., consummated the transaction contemplated by the merger agreement entered into on August 6, 2020, as amended. In connection with the closing of the merger, Megalith changed its name to BM Technologies, Inc. Effective January 6, 2021, the Company’s units ceased trading, and the Company’s common stock and warrants began trading on the NYSE American under the symbols “BMTX” and “BMTX-WT,” respectively.

The merger was accounted for as a reverse recapitalization in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Under U.S. GAAP, BankMobile was treated as the “acquirer” company for financial reporting purposes, and as a result, the transaction was treated as the equivalent of BankMobile issuing stock for the net assets of Megalith, accompanied by a recapitalization. The excess of the fair value of the shares issued over the value of the net monetary assets of Megalith was recognized as an adjustment to shareholders’ equity. There was no goodwill or other intangible assets recorded in the merger.

As a result of the merger transaction, BankMobile used proceeds from the recapitalization transaction to pay down its $15.6 million outstanding loan from Customers Bank, its former parent, received $1.3 million of cash, net of transaction costs, and issued an additional 6,076,946 shares of common stock.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We have adopted various accounting policies that govern the application of U.S. GAAP and that are consistent with general practices within the fintech industry in the preparation of these financial statements. Our significant accounting policies are described in Note 2 - Basis of Presentation and Significant Accounting Policies in the Notes to the Consolidated Financial Statements herein.

Certain accounting policies involve significant judgment and assumptions by us that have a material impact on the carrying value of certain assets. We consider these accounting policies to be critical accounting policies. An accounting estimate is considered to be critical if it meets both of the following criteria (i) the estimate requires assumptions about matters that are highly uncertain at the time of the accounting estimate is made, and (ii) different estimates reasonably could have been used, or changes in the estimate that are reasonably likely to occur from period to period, may have a material impact on the presentation of our financial condition, changes in financial condition, or results of operations. As of, and for the year ended December 31, 2022, we did not identify any critical accounting estimates.

The critical accounting policies that are both important to the portrayal of our financial condition and results of operations, and require complex, subjective judgments and are identified as critical accounting policies are share-based compensation, provision for operating losses, income taxes, goodwill and other intangibles, developed software, and accounting for public and private warrants.

Share-Based Compensation Expense

The Company uses share-based compensation, including stock, restricted stock units, and performance stock units, to provide long-term performance incentives for its employees and directors. Share-based compensation is recognized on a straight-line basis over the requisite service period of the award based on the grant-date fair value for time-based awards. Compensation related to performance-based awards is recognized over the period the performance obligation is expected to be satisfied. For compensation related to performance-based awards with milestones, upon the grant date, and at each subsequent reporting period, we reassess whether it is probable that we will achieve each operational milestone, and if so, the period when we expect to achieve that operational milestone. For compensation related to performance-based awards with a market condition, we use a Monte Carlo simulation to determine the fair value of the award on the grant date, and recognize the share-based compensation expense over the derived service period. Forfeitures are recognized as they occur. Share-based compensation expense is included in Salaries and employee benefits. In addition, the holders of restricted shares may elect to surrender a portion of their shares on the vesting date to cover their income tax obligations.

Provision for Operating Losses

The provision for operating losses represents our payments for losses resulting from fraud or theft-based transactions that have generally been disputed by our serviced deposit account holders and Regulation E card claim losses incurred by us, as well as an estimated liability for such losses where such disputes have not been resolved as of the end of the reporting period. Fraud or theft-based related losses are recognized when both probable and estimable. Regulation E claims made up a vast majority of the losses. The remaining fraud or theft-based losses are mostly Check Fraud and ACH/Wire Fraud.

The main source of Regulation E losses is card holder claims of unauthorized use of their debit card. Drivers include, but are not limited to, transaction purchase volume, in person vs. online, macroeconomic conditions, changes in customer behavior, and regulatory changes. A customer has 60 days to dispute a charge. BMTX may decline the claim within 10 days or advance the funds to the account holder if the investigation is still pending. BMTX may continue to investigate transactions for 35 more days, before making its final decision. At conclusion of the investigation, the advance is reversed or is made permanent. BMTX’s loss includes closed disputes where the customer is entitled to keep the funds advanced, an expected loss on actual disputes that are pending investigation, which is based on historical experience, as well as an estimate of disputes not yet disputed. The estimated liability for disputes not yet disputed is created by applying historical rates of transactions disputed after the reporting period end date and applying that rate to actual debit card volume in the period. This estimate of future disputes is then adjusted for our estimate of the amount disputed that we expect to result in a loss, which is estimated based on our historical experience. Our estimation process is subject to risks and uncertainties, including that future performance may be different from our historical experience. Accordingly, our actual loss experience may not match expectations.

Fraud or theft-based related losses are recognized when realized or incurred. Drivers include, but are not limited to, efforts by organized or unorganized fraudsters to target an account, customer complicity, customer lack of proper password safeguarding or other preventative measures, onboarding approval procedures, changes in account funds availability, in person vs. online transactions, macroeconomic conditions, changes in customer behavior, and regulatory changes.

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
In assessing the realizability of federal or state deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and prudent, feasible, and permissible as well as available tax planning strategies in making this assessment.

A tax position is recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the term upon examination includes resolution of the related appeals or litigation process. A tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment.

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

Goodwill is reviewed for impairment annually as of October 31 and between annual tests when events and circumstances indicate that impairment may have occurred. The goodwill impairment charge represents the amount by which the reporting unit’s carrying amount exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. BMTX applies a qualitative assessment to determine if the Step 1 quantitative impairment test is necessary.

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

As part of its qualitative assessment, BMTX reviews regional and national trends in current and expected economic conditions. BMTX also considers its own historical performance, expectations of future performance, indicative deal values, and other trends specific to its industry.

Developed Software

Developed software includes internally developed software and developed software acquired in the Higher One Disbursement business acquisition. Internally developed software and related capitalized work-in-process costs relate to the development of digital banking platforms to connect BaaS banking customers to partner banks.

BMTX capitalizes certain internal and external costs incurred to develop internal-use software during the application development stage. BMTX also capitalizes the cost of specified upgrades and enhancements to internal-use software that result in additional functionality. Once a development project is substantially complete and the software is ready for its intended use, BMTX begins amortizing these costs on a straight-line basis over the internal-use software’s estimated useful life, which ranges from three to seven years.

The Higher One Disbursement business developed software is related to the disbursement business services to colleges and universities and delivering services to students. The Higher One Disbursement business developed software was recorded at the amount determined by a third-party valuation expert at acquisition date and was estimated based on expected revenue attributable to the software utilizing a discounted cash flow methodology, giving consideration to potential obsolescence. The estimated useful life of the Higher One Disbursement business developed software is 10 years.

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

The following summarized tables set forth our operating results for the twelve months ended December 31, 2022 and December 31, 2021:

	Twelve Months Ended December 31,			% Change
(dollars in thousands, except per share data)	2022	2021	Change
Operating revenues	$83,597	$94,705	$(11,108)	(12)%
Operating expenses	92,853	89,039	3,814	4%
(Loss) income from operations	(9,256)	5,666	(14,922)	NM
Gain on fair value of private warrant liability	8,066	17,225	(9,159)	(53)%
Interest expense	—	(96)	96	(100)%
(Loss) income before income tax (benefit) expense	(1,190)	22,795	(23,985)	(105)%
Income tax (benefit) expense	(411)	5,752	(6,163)	(107)%
Net (loss) income	$(779)	$17,043	$(17,822)	(105)%

Net (loss) income per share - basic	$(0.07)	$1.44	$(1.50)	(105)%
Net (loss) income per share - diluted	$(0.07)	$1.43	$(1.49)	(105)%
NM refers to changes greater than 150%.

During the twelve months ended December 31, 2022, we incurred a net loss of $0.8 million which resulted from: an $11.1 million (or 12%) decrease in our operating revenues, an increase of $3.8 million (or 4%) in our operating expenses, and decreases of $9.2 million (or 53%) and $6.2 million (or 107%), respectively, in the gain on fair value of private warrant liability, which represents the change in the fair value of our liability for private warrants, and income tax (benefit) expense as compared to the twelve months ended December 31, 2021. The key drivers of changes in operating revenues, operating expenses, income tax (benefit) expense, and resulting net (loss) income are discussed in greater detail below.
Basic and diluted earnings (loss) per share, which decreased to $(0.07) and $(0.07), respectively, are both driven primarily by the impact of the private warrant adjustments on the earnings per share calculations in addition to the current year net loss. During the twelve months ended December 31, 2022, the average common stock share price was below the warrant strike price, and as a result, the warrants are not considered dilutive. During the twelve months ended December 31, 2021, the average common stock share price was greater than the warrant strike price resulting in the warrants being considered dilutive.
Operating Revenues

	Twelve Months Ended December 31,			% Change
	2022	2021
(dollars in thousands)			Change
Revenues:
Interchange and card revenue	$22,318	$28,078	$(5,760)	(21)%
Servicing fees	44,581	45,105	(524)	(1)%
Account fees	8,992	10,543	(1,551)	(15)%
University fees	5,734	5,693	41	1%
Other revenue	1,972	5,286	(3,314)	(63)%
Total operating revenues	$83,597	$94,705	$(11,108)	(12)%

For the twelve months ended December 31, 2022, operating revenues decreased $11.1 million, (or 12%) as compared to the twelve months ended December 31, 2021. This decrease is primarily attributable to a $5.8 million, (or 21%), decrease in Interchange and card revenue resulting primarily from lower spend volumes as well as a $3.3 million (or 63%) decrease in Other revenue due to a reduction in development projects for our BaaS partners which vary based on project status, contracts, and milestones. To a lesser extent, the decrease in operating revenues resulted from a decrease in Account fees of $1.6 million (or 15%) caused by lower total active accounts, and a decrease of $0.5 million (or 1%) in Servicing fees due to rising interest rates partially offset by increases in average serviced deposit account balances.
Operating Expenses

	Twelve Months Ended December 31,			% Change
(dollars in thousands)	2022	2021	Change
Technology, communication, and processing	$29,176	$29,338	$(162)	(1)%
Salaries and employee benefits	39,926	38,036	1,890	5%
Professional services	10,747	10,395	352	3%
Provision for operating losses	6,798	5,419	1,379	25%
Occupancy	1,022	949	73	8%
Customer related supplies	894	1,815	(921)	(51)%
Advertising and promotion	741	654	87	13%
Merger and acquisition related expenses	290	65	225	NM
Other expense	3,259	2,368	891	38%
Total operating expenses	$92,853	$89,039	$3,814	4%
NM refers to changes greater than 150%.

For the twelve months ended December 31, 2022, operating expenses increased $3.8 million, (or 4%), as compared to the twelve months ended December 31, 2021. The increase is primarily attributable to a $1.9 million, (or 5%), increase in Salaries and employee benefits driven primarily by increased employee costs resulting from an increase in average headcount, partially offset by increased capitalized labor. The increase was also due to a $1.4 million, (or 25%), increase in Provision for operating losses, driven by adverse loss experience in serviced deposit accounts, and a $0.9 million, (or 38%), increase in Other expense due primarily to increased insurance and employee travel expenses. These increases were partially offset by a $0.9 million, (or 51%), decrease in Customer related supplies, resulting from reduced consumption in card stock, mailers, and other customer supplies and vendor credits provided and utilized in the current year under the new service agreement negotiated in the prior year.

Income Tax (Benefit) Expense

The Company’s effective tax rate was a benefit of 34.6% and an expense of 25.2% for the twelve months ended December 31, 2022 and December 31, 2021, respectively.
The Company’s effective tax rate for the twelve months ended December 31, 2022 differs from the Company’s federal statutory rate of 21.0% primarily due to the non-taxable fair value adjustments related to the non-compensatory private warrant liability being recorded through earnings and available R&D tax credits, offset by nondeductible compensation related expense and the change in valuation allowance.
The Company’s effective tax rate for the twelve months ended December 31, 2021 differs from the Company’s federal statutory rate of 21.0% primarily due to the non-taxable fair value adjustments related to the non-compensatory private warrant liability being recorded through earnings as well as tax expense related to the estimated annual increase of the valuation allowance established against deferred tax assets.
LIQUIDITY AND CAPITAL RESOURCES
Our Cash and cash equivalents consist of non-interest bearing, highly-liquid demand deposits. We had $21.1 million of Cash and cash equivalents at December 31, 2022 as compared to $25.7 million of Cash and cash equivalents at December 31, 2021.
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

Management has performed this required assessment as of March 31, 2023, including consideration of the effect of the DPSA Second Amendment and the 2023 Deposit Servicing Agreement with Customers Bank, see Note 15 - Subsequent Events for additional information, and believes there is sufficient funds available to support its ongoing business operations and continue as a going concern for at least the next 12 months with projected liquidity of $21 million at March 31, 2024.

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

The table below summarizes our cash flows for the periods indicated:

	Twelve Months Ended December 31,			% Change
	2022	2021
(dollars in thousands)			Change
Net cash provided by operating activities	$3,480	$27,543	$(24,063)	(87)%
Net cash used in investing activities	(5,675)	(733)	(4,942)	NM
Net cash used in financing activities	(2,401)	(4,095)	1,694	(41)%
Net (decrease) increase in cash and cash equivalents	$(4,596)	$22,715	$(27,311)	(120)%
NM refers to changes greater than 150%.
Cash Flows Provided by Operating Activities
Cash provided by operating activities was $3.5 million in the twelve months ended December 31, 2022 compared to cash provided of $27.5 million in the twelve months ended December 31, 2021, a decrease of $24.1 million. The decrease in net cash provided by operating activities is driven primarily by a $11.8 million reduced source of cash from Deferred revenue, a $7.2 million increased use of cash for Prepaid expenses and other assets, and a $7.1 million increased use of cash for Accounts payable.

Cash Flows Used in Investing Activities
Cash used in investing activities increased $4.9 million as compared to the twelve months ended December 31, 2021, primarily due to increased capitalization of development costs related to internal use software.
Cash Flows Used in Financing Activities
Cash used in financing activities decreased $1.7 million as compared to the twelve months ended December 31, 2021, primarily due to the private warrant repurchase transaction during the current period versus the recapitalization transaction and payoff of borrowings in the prior period.
CONTRACTUAL OBLIGATIONS
During the twelve months ended December 31, 2022, we terminated our remaining operating leases. As of December 31, 2022, the Company had no material contractual debt obligations.
Off-Balance Sheet Arrangements
As of December 31, 2022, we did not have any off-balance sheet arrangements.
ITEM 7A. QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Risk

We are exposed to economic risks in the normal course of business primarily such as concentration of credit risk. Potential concentration of credit risk consists primarily of accounts receivable from Customers Bank, BaaS partners, MasterCard, and Higher Education institution clients. Historically, we have not experienced any material losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these balances.

At December 31, 2022 and December 31, 2021, Customers Bank accounted for 17% and 61% of our total Accounts receivable, net, respectively. At December 31, 2022 and December 31, 2021, a BaaS partner accounted for 60% and 13% of our total Accounts receivable, net, respectively. At December 31, 2022 and December 31, 2021, MasterCard accounted for 10% and 17% of our total Accounts receivable, net, respectively.

Financial instruments that potentially subject the Company to credit risk consist principally of cash held in the Company's operating account. Cash is maintained in accounts with Customers Bank, which, at times, may exceed the FDIC coverage limit of $250,000. At December 31, 2022, the Company has not experienced losses on these cash accounts and management believes, based upon the quality of Customers Bank, that the credit risk with regard to these deposits is not significant.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
BM Technologies, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of BM Technologies, Inc. and subsidiaries (the Company) as of December 31, 2022, the related consolidated statements of income (loss), changes in shareholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company's auditor since 2022.

Philadelphia, Pennsylvania
March 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
BM Technologies, Inc.
Wayne, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of BM Technologies, Inc. (the “Company”) as of December 31, 2021, the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We served as the Company's auditor from 2018 to May 10, 2022.

Philadelphia, Pennsylvania

May 10, 2022

BM TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$21,108	$25,704
Accounts receivable, net allowance for doubtful accounts of $305 and $79 at December 31, 2022 and December 31, 2021, respectively.	8,260	9,194
Prepaid expenses and other assets	9,076	2,099
Total current assets	38,444	36,997
Premises and equipment, net	508	346
Developed software, net	22,324	28,593
Goodwill	5,259	5,259
Other intangibles, net	4,429	4,749
Other assets	72	398
Total assets	$71,036	$76,342
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$12,684	$6,947
Taxes payable	—	1,807
Current portion of operating lease liabilities	—	416
Deferred revenue, current	6,647	15,387
Total current liabilities	19,331	24,557
Non-current liabilities:
Deferred revenue, non-current	—	190
Liability for private warrants	2,847	13,614
Total liabilities	22,178	38,361
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock: Par value $0.0001 per share; 10,000,000 shares authorized, none issued or outstanding at both December 31, 2022 and December 31, 2021.	$—	$—
Common stock: Par value $0.0001 per share; 1 billion shares authorized; 12,240,237 shares issued and outstanding at December 31, 2022; 12,193,378 shares issued and outstanding at December 31, 2021.	1	1
Additional paid-in capital	72,342	60,686
Accumulated deficit	(23,485)	(22,706)
Total shareholders’ equity	$48,858	$37,981
Total liabilities and shareholders’ equity	$71,036	$76,342
See accompanying notes to the consolidated financial statements.

BM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(amounts in thousands, except per share data)

	Twelve Months Ended December 31,
	2022	2021
Operating revenues:
Interchange and card revenue	$22,318	$28,078
Servicing fees	44,581	45,105
Account fees	8,992	10,543
University fees	5,734	5,693
Other revenue	1,972	5,286
Total operating revenues	83,597	94,705
Operating expenses:
Technology, communication, and processing	29,176	29,338
Salaries and employee benefits	39,926	38,036
Professional services	10,747	10,395
Provision for operating losses	6,798	5,419
Occupancy	1,022	949
Customer related supplies	894	1,815
Advertising and promotion	741	654
Merger and acquisition related expenses	290	65
Other expense	3,259	2,368
Total operating expenses	92,853	89,039
(Loss) income from operations	(9,256)	5,666
Non-operating income and expense:
Gain on fair value of private warrant liability	8,066	17,225
Interest expense	—	(96)
(Loss) income before income tax expense	(1,190)	22,795
Income tax (benefit) expense	(411)	5,752
Net (loss) income	$(779)	$17,043

Weighted average number of shares outstanding - basic	11,942	11,851
Weighted average number of shares outstanding - diluted	11,942	11,939

Net (loss) income per share - basic	$(0.07)	$1.44
Net (loss) income per share - diluted	$(0.07)	$1.43
See accompanying notes to the consolidated financial statements.

BM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Twelve Months Ended December 31, 2022 and 2021
(amounts in thousands, except share data)

	Common Stock
	Shares of Common Stock Outstanding	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2020	6,123,432	$1		$64,017	$(39,749)	$24,269
Net income	—	—		—	17,043	17,043
Valuation of private warrants	—	—		(30,839)	—	(30,839)
Recapitalization transaction	4,759,911	—		16,148	—	16,148
Issuance of common stock as compensation	1,308,535	—		9,518	—	9,518
Issuance of common stock upon exercise of warrants	1,500	—		17	—	17
Share-based compensation expense	—	—		1,825	—	1,825
Balance at December 31, 2021	12,193,378	$1		$60,686	$(22,706)	$37,981
Net loss	—	—		—	(779)	(779)
Conversion of private warrants to public warrants	—	—	—	724	—	724
Issuance of common stock as compensation	6,000	—	—	37	—	37
Tax paid on behalf of employees related to net settlement of share-based awards	—	—		(425)	—	(425)
Issuance of common stock upon exercise of warrants	100	—		1	—	1
Share-based compensation expense	40,759	—	—	11,319	—	11,319
Balance at December 31, 2022	12,240,237	$1		$72,342	$(23,485)	$48,858

See accompanying notes to the consolidated financial statements.

BM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Twelve Months Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net (loss) income	$(779)	$17,043
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of premises and equipment	298	193
Loss on disposal of premises and equipment	38	—
Amortization of developed software	11,445	11,444
Amortization of other intangible assets	320	321
Amortization of leased assets	326	820
Provision for bad debt	226	79
Impairment of software assets	—	215
Share-based compensation expense	11,356	11,343
Gain on fair value of private warrant liability	(8,066)	(17,225)
Changes in operating assets and liabilities:
Accounts receivable	708	760
Prepaid expenses and other current assets	(6,976)	249
Other assets	—	(365)
Accounts payable and accrued liabilities	5,737	(1,314)
Taxes payable	(1,807)	1,807
Operating lease liabilities	(416)	(715)
Deferred revenue	(8,930)	2,888
Net Cash provided by Operating Activities	3,480	27,543
Cash Flows from Investing Activities:
Development of internal use software	(5,176)	(595)
Purchases of premises and equipment	(499)	(138)
Net Cash used in Investing Activities	(5,675)	(733)
Cash Flows from Financing Activities:
Repayments of borrowings	—	(21,000)
Proceeds from recapitalization transaction	—	16,888
Proceeds from exercise of warrants	1	17
Repurchase of private warrants	(1,977)	—
Payments related to net settlement of share-based compensation awards	(425)	—
Net Cash used in Financing Activities	(2,401)	(4,095)
Net (Decrease) Increase in Cash and Cash Equivalents	(4,596)	22,715
Cash and Cash Equivalents – Beginning	25,704	2,989
Cash and Cash Equivalents – Ending	$21,108	$25,704

Supplementary Cash Flow Information:
Income taxes paid, net of refunds	8,123	4,224
Interest paid	—	178
Noncash Operating, Investing and Financing Activities:
Shares issued to settle Megalith accounts payable in connection with recapitalization transaction	—	740
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

BMTX facilitates deposits and banking services between a customer and our partner bank, Customers Bank, a Pennsylvania state-chartered bank, which is a related party and is a Federal Deposit Insurance Corporation (“FDIC”) insured bank. BMTX’s business model leverages partners’ existing customer bases to achieve high volume, low-cost customer acquisition in its Higher Education Disbursement, Banking-as-a-Service (“BaaS”), and niche Direct to Consumer (“D2C”) banking businesses. BMTX has four primary revenue sources: interchange and card revenue, servicing fees, account fees, and university fees. The majority of revenues are driven by customer activity (deposits, spend, transactions, etc.) and may be paid or passed through by Customers Bank, universities, or paid directly by customers.

BMTX is a Delaware corporation, originally incorporated as Megalith in November 2017 and renamed BM Technologies, Inc. in January 2021 at the time of the merger between Megalith and BankMobile. Until January 4, 2021, BankMobile was a wholly-owned subsidiary of Customers Bank, a wholly-owned subsidiary of Customers Bancorp, Inc.

Customers Bank holds the FDIC insured deposits that BMTX sources and services and is the issuing bank on BMTX’s debit cards. Customers Bank pays the Company a servicing fee for the deposits generated and passes through interchange income earned from transactions on debit cards. On November 7, 2022, the Company and Customers Bank amended the Deposit Processing Services Agreement (the “DPSA Amendment”). The DPSA Amendment, among other things, will facilitate the transfer of the Company’s serviced deposits to a new partner bank and extends the termination date of the Deposit Processing Services Agreement until the earlier of: (i) entry into a definitive agreement with a new partner bank to transfer the Company’s serviced deposits to such partner bank and the successful completion of such transfer; or (ii) June 30, 2023.

BMTX is not a bank, does not hold a bank charter, and does not provide banking services, and as a result, it is not subject to direct banking regulation, except as a service provider to our partner bank. BMTX is also subject to the regulations of the Department of Education (“ED”), due to its student disbursements business, and is periodically examined by it. BMTX’s contracts with most of its Higher Education institution clients require it to comply with numerous laws and regulations, including, where applicable, regulations promulgated by the ED regarding the handling of student financial aid funds received by institutions on behalf of their students under Title IV of the Higher Education Act of 1965; the Family Educational Rights and Privacy Act of 1995; the Electronic Fund Transfer Act and Regulation E; the USA PATRIOT Act and related anti-money laundering requirements; and certain federal rules regarding safeguarding personal information, including rules implementing the privacy provisions of the Gramm-Leach-Bliley Act. Other products and services offered by BMTX may also be subject to other federal and state laws and regulations.
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

Merger with Megalith Financial Acquisition Corporation

On January 4, 2021, BankMobile, Megalith, and MFAC Merger Sub Inc., consummated the transaction contemplated by the merger agreement entered into on August 6, 2020, as amended. In connection with the closing of the merger, Megalith changed its name to BM Technologies, Inc. Effective January 6, 2021, Megalith’s units ceased trading, and the Company’s common stock and warrants began trading on the NYSE American under the symbols “BMTX” and “BMTX-WT,” respectively.

The merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under U.S. GAAP, BankMobile was treated as the “acquirer” company for financial reporting purposes and as a result, the transaction was treated as the equivalent of BankMobile issuing stock for the net assets of Megalith, accompanied by a recapitalization. The excess of the fair value of the shares issued over the value of the net monetary assets of Megalith was recognized as an adjustment to shareholders’ equity. There was no goodwill or other intangible assets recorded in the merger. Prior periods presented for comparative purposes represent the balances and activity of BM Technologies, Inc. (other than shares which were retroactively restated in connection with the merger).
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
•BankMobile was the larger entity based on historical operating activity, assets, revenues, and employees at the time of the closing of the merger;
•The ongoing operating activities of the post-combination company comprise those of BankMobile; and
•BankMobile paid a premium in the exchange of equity interests.

NOTE 2 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

These consolidated financial statements have been prepared in conformity with U.S. GAAP. Any reference to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Management has performed this required assessment as of March 31, 2023, including consideration of the effect of the Second Amendment to the Deposit Processing Services Agreement (the “DPSA Second Amendment”) and the 2023 Deposit Servicing Agreement with Customers Bank, see Note 15 - Subsequent Events for additional information, and believes there is sufficient funds available to support its ongoing business operations and continue as a going concern for at least the next 12 months with projected liquidity of $21 million at March 31, 2024.

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

Based upon the results of Management’s assessment, these consolidated financial statements have been prepared on a going concern basis. The consolidated financial statements do not include any adjustments that could result from the outcome of the aforementioned risks and uncertainties.

Consolidation Policy

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

These financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of BMTX for the periods presented. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include valuation of deferred tax assets, valuation of the private warrants, goodwill, and intangible asset impairment analysis. Actual results could differ from those estimates.

Segment Reporting

The Company conducts its operations through a single operating segment and, therefore, one reportable segment. Operating segments are revenue-generating components of a company for which separate financial information is internally produced for regular use by the Chief Operating Decision Maker (“CODM”) to allocate resources and assess the performance of the business. Our CODM, Luvleen Sidhu, our Chief Executive Officer (“CEO”), uses a variety of measures to assess the performance of the business; however, detailed profitability information of the nature that could be used to allocate resources and assess the performance of the business are managed and reviewed for the Company as a whole.

Customer and Vendor Concentrations

At December 31, 2022 and December 31, 2021, Customers Bank accounted for 17% and 61% of our total Accounts receivable, net, respectively. At December 31, 2022 and December 31, 2021, a BaaS partner accounted for 60% and 13% of our total Accounts receivable, net, respectively. At December 31, 2022 and December 31, 2021, MasterCard accounted for 10% and 17% of our total Accounts receivable, net, respectively.

For the twelve months ended December 31, 2022 and 2021, Customers Bank, through a Deposit Processing Services Agreement and Amendment thereof, accounted for 89% and 87% of our Total operating revenues, respectively. See Note 14 – Related Party Transactions for additional information. Certain of these revenues are paid directly by MasterCard or individual account holders to the Company.

For the twelve months ended December 31, 2022 and 2021, there is one vendor that accounted for 12% and 12% of our Total operating expenses, respectively.

Prior Period Adjustments

Certain prior period amounts have been adjusted to conform to the current period presentation.

Balance Sheet Adjustments

In preparation of the Company’s consolidated financial statements as of and for the twelve months ended December 31, 2022, the Company identified that its reserve for losses resulting from fraud or theft-based transactions that have generally been disputed by BMTX serviced deposit account holders and a related receivable were previously presented on a net basis as a component of Other assets. The Company reviewed this presentation and concluded that these amounts are better presented on a gross basis including the reserve for losses as a component of Accounts payable and accrued liabilities and including the receivable for any billable reimbursements from Customers Bank as a component of Accounts receivable, net.

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

The effect of these immaterial adjustments has increased Accounts receivable, net by $33 thousand, increased Prepaid expenses and other current assets by $320 thousand, decreased Other assets by $439 thousand, and decreased Accounts payable and accrued liabilities by $86 thousand at December 31, 2021.

Statement of Income (Loss) Adjustments

In preparation of the Company’s consolidated financial statements as of and for the twelve months ended December 31, 2022, the Company identified certain expenses that were previously included as a component of Customer related supplies and Occupancy that are better presented as a component of Technology, communication, and processing.

In addition, the Company identified card replacement fees reimbursed from a BaaS partner were recognized as a component of Account fees and Other revenue when only the margin of those fees should have been recognized as revenue and the reimbursable expense should have been recognized as a component of Customer related supplies.

The effect of these immaterial adjustments for the twelve months ended December 31, 2021:

•Decreased revenue from Account fees by $125 thousand,
•Decreased revenue from Other revenue by $157 thousand,
•Increased expenses from Technology, communication, and processing by $365 thousand,
•Decreased expenses from Occupancy by $248 thousand, and
•Decreased expenses from Customer related supplies by $399 thousand.

The impact of these adjustments had no effect on Net (loss) income.

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

Cash and Cash Equivalents

Our cash is maintained at Customers Bank, with a large majority of our cash balances at December 31, 2022 exceeding the FDIC’s $250,000 insured limit per account. We have not experienced losses on cash balances exceeding the federally insured limits, but there can be no assurance that we will not experience such losses in the future.

Accounts Receivable

Accounts receivable primarily relate to billings for deposit processing services provided to Customers Bank in addition to reimbursements to be received from a BaaS partner, as described in collaborative arrangements below, MasterCard incentive income, and uncollected university subscription and disbursement services fees. These amounts are recorded at face amounts less an allowance for doubtful accounts. Management evaluates accounts receivable and establishes the allowance for doubtful accounts based on historical experience, analysis of past due accounts, and other current available information. Accounts receivable deemed to be uncollectible are individually identified and are charged-off against the allowance for doubtful accounts.

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

The Higher One Disbursement business developed software is related to the disbursement business services to colleges and universities and delivering services to students. The Higher One Disbursement business developed software was recorded at the amount determined by a third-party valuation expert at acquisition date and was estimated based on expected revenue attributable to the software utilizing a discounted cash flow methodology, giving consideration to potential obsolescence. The estimated useful life of the Higher One Disbursement business developed software is 10 years.

The Company reviews the carrying value of developed software for impairment by measuring the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. If the Company determines that the carrying amount is impaired, the asset is written down to fair value. Fair value is determined based on discounted cash flows or management’s estimates, depending on the nature of the assets. There was no impairment recognized for the twelve months ended December 31, 2022. There was $0.2 million of impairment recognized for the twelve months ended December 31, 2021.

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price over the identifiable net assets of businesses acquired through business combinations accounted for under the acquisition method.

Goodwill is reviewed for impairment annually as of October 31 and between annual tests when events and circumstances indicate that impairment may have occurred. The goodwill impairment charge represents the amount by which the reporting unit’s carrying amount exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. BMTX applies a qualitative assessment to determine if the Step 1 quantitative impairment test is necessary.

Other intangible assets represent purchased assets that lack physical substance, but can be distinguished from goodwill because of contractual or other legal rights. Intangible assets that have finite lives, such as university relationships, are subject to impairment testing. Intangible assets are amortized on a straight-line basis over a period of twenty years.

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

As part of its qualitative assessment, BMTX reviewed regional and national trends in current and expected economic conditions. BMTX also considered its own historical performance, expectations of future performance, indicative deal values, and other trends specific to its industry. Based on its qualitative assessment, BMTX determined that there was no evidence of impairment of the balance of goodwill or other intangible assets. As of December 31, 2022 and 2021, Goodwill was $5.3 million and Other intangibles, net was $4.4 million and $4.7 million, respectively.

Leases

BMTX enters into lease agreements primarily for the use of office space, all which are classified as operating leases. At lease commencement date, BMTX recognizes right-of-use (“ROU”) assets and lease liabilities measured at the present value of lease payments over the lease term. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease expense for rental payments are recognized on a straight-line basis over the lease term and are included in Occupancy. In addition to rent, BMTX pays taxes and maintenance expenses, including an annual increase in operating expenses over the initial year’s expenses under certain leases as variable lease payments.

Deferred Revenue

Deferred revenue consists of payments received from customers, most significantly from Customers Bank, prior to the performance of services. Deferred revenue is recognized over the service period on a straight-line basis or when the contractual performance obligation has been satisfied. The Company classifies deferred revenue on the Consolidated Balance Sheets in Deferred revenue, current and Deferred revenue, non-current.

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

In accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity, the private warrants are accounted for as liabilities and will be marked-to-market each reporting period with the change recognized in earnings. In general, under the mark-to-market accounting model, as the Company’s stock price increases, the warrant liability increases, and the Company recognizes additional expense in its Consolidated Statements of Income (Loss) – the opposite when the stock price declines. Accordingly, the periodic revaluation of the private warrants could result in significant volatility in our reported earnings. For the twelve months ended December 31, 2022 and 2021, respectively, the Company recognized gains of $8.1 million and $17.2 million. The amounts recognized are a mark-to-market accounting determination and are non-cash.

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

In assessing the realizability of federal or state deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and prudent, feasible and permissible as well as available tax planning strategies in making this assessment.

A tax position is recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the term upon examination includes resolution of the related appeals or litigation process. A tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment.

Loss Contingencies

In the ordinary course of business, the Company is regularly subject to various claims, suits, regulatory inquiries, and investigations. The Company records a liability for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable, and the loss can be reasonably estimated. Management has also identified certain other legal matters where they believe an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that resolving claims against the Company, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the Company’s business, financial position, results of operations, or cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. The Company also evaluates other contingent matters, including income and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company.

Revenue Recognition

BMTX’s revenues from interchange and card revenue, servicing fees, account fees, and university fees are within the scope of FASB ASC 606, Revenue from Contracts with Customers. The Company recognizes revenue in accordance with ASC 606 when the performance obligations related to the transfer of services under the terms of a contract are satisfied. Some obligations are satisfied at a point in time while others are satisfied over a period of time. Revenue is recognized as the amount of consideration to which the Company expects to be entitled to in exchange for transferring services to a customer. The Company’s customer contracts do not contain terms that require significant judgment to determine the variability impacting the transaction price. A performance obligation is deemed satisfied when the control over services is transferred to the customer. Control is transferred to a customer either at a point in time or over time. To determine when control is transferred at a point in time, the Company considers indicators, including but not limited to the right to payment, transfer of significant risk and rewards of ownership, and acceptance by the customer. When control is transferred over a period of time, the output method is used to measure progress for the transfer. The measure of progress used to assess completion of the performance obligation is based on time over the period of service. We assess our revenue arrangements against specific criteria in order to determine if we are acting as principal or agent. The Company determined that it is the agent in contracts for interchange and card revenue, and presents these revenues net of related expenses under ASC 606.

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

Servicing fees

BMTX sources and services deposit accounts for Customers Bank and in exchange is paid servicing fees. Servicing fees and terms are established by individually negotiated contractual agreements. A fixed rate is applied to the daily average deposit balances. In all periods, servicing fees are recognized monthly based on average daily balances.

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

Collaborative Arrangements

In the normal course of business, BMTX may enter into collaborative arrangements primarily to develop and commercialize banking products to its partners’ customers. Collaborative arrangements are contractual agreements with third-parties that involve a joint operating activity where both BMTX and the collaborating BaaS partner are active participants in the activity and are exposed to the significant risks and rewards of the activity. Collaborative activities typically include research and development, technology, product development, marketing, and day-to-day operations of the banking product. These agreements create contractual rights and do not represent an entity in which we have an equity interest. BMTX accounts for its rights and obligations under the specific requirements of the contracts. These arrangements often require the sharing of revenue and expense. BMTX’s expenses incurred pursuant to these arrangements are reported net of any payments due to or amounts due from BMTX’s BaaS partners, which are recognized at the time the BaaS partner becomes obligated to pay.

For the twelve months ended December 31, 2022 and 2021, respectively, BMTX recognized proceeds of $7.5 million and $15.7 million, respectively, from collaborative arrangements. These proceeds include $1.4 million, and $5.3 million, respectively, in revenues, primarily recorded in Other revenue and Interchange and card revenue on the Consolidated Statements of Income (Loss) and $6.1 million and $10.4 million, respectively, in expense reimbursements, primarily recorded in Salaries and employee benefits and Professional services on the Consolidated Statements of Income (Loss).

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

Provision for Operating Losses

The provision for operating losses represents BMTX’s payments for losses resulting from fraud or theft-based transactions that have generally been disputed by BMTX serviced deposit account holders, as well as an estimated cost for disputes that have not been resolved as of the end of the reporting period. The estimate is based on historical rates of loss on such transactions. The estimated exposure was $0.4 million and $0.2 million at December 31, 2022 and 2021 respectively; the changes period over period are presented within Provision for Operating Losses on the Consolidated Statements of Income (Loss).

Merger and Acquisition Related Expenses

In connection with previous unconsummated mergers, BMTX incurred $0.3 million and $0.1 million in merger and acquisition expenses for the twelve months ended December 31, 2022 and 2021 respectively. All merger related costs are included within Merger and acquisition related expenses on the Consolidated Statements of Income (Loss).

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes.” The ASU reduces cost and complexity related to the accounting for income taxes by eliminating the need for an organization to analyze whether certain exceptions apply in a given period and improving financial statement preparers’ application of certain income tax-related guidance. This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted the standard on January 1, 2021. The adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Accounting Standards Issued but Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB that are adopted by BMTX as of the required effective dates. ASUs not listed below were assessed and determined to be either not applicable or to not have a material impact on BMTX’s financial statements taken as a whole.

ASU 2020-04 - Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and 2022-06 – Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. In March 2020, the FASB issued ASU 2020-04 which provided optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met contained in topic 848. In December 2022, the FASB issued ASU 2022-06 which deferred the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The Company has determined that ASU 2020-04 and ASU 2022-06 will not have a material impact on its consolidated financial statements and related disclosure.

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

NOTE 3 — ACCOUNTS RECEIVABLE
Accounts receivable, net primarily relate to billings for deposit processing services to Customers Bank, MasterCard incentive income, uncollected university subscription and disbursement services fees, and receivables from our BaaS partners, and are recorded at face amounts less an allowance for doubtful accounts. Management evaluates accounts receivable and establishes the allowance for doubtful accounts based on historical experience, analysis of past due accounts, and other current available information.

Accounts receivable deemed to be uncollectible are individually identified and are charged-off against the allowance for doubtful accounts. The allowance for doubtful accounts was $0.3 million at December 31, 2022 and $0.1 million at December 31, 2021.

(amounts in thousands)	Beginning Balance	Additions	Reductions	Ending Balance
Allowance for doubtful accounts
Twelve months ended December 31, 2021	$—	$171	$(92)	$79
Twelve months ended December 31, 2022	$79	$381	$(155)	$305

NOTE 4 — PREMISES AND EQUIPMENT AND DEVELOPED SOFTWARE

Premises and equipment

The components of premises and equipment were as follows:

(amounts in thousands)	Expected Useful Life	December 31, 2022	December 31, 2021
Leasehold improvements	5 years	$—	$28
Furniture, fixtures, and equipment	10 years	135	243
IT equipment	3 to 5 years	1,377	1,813
		1,512	2,084
Accumulated depreciation		(1,004)	(1,738)
Total		$508	$346
Depreciation is recorded in Occupancy expense on the Consolidated Statements of Income (Loss). BMTX recorded depreciation expense of $0.3 million and $0.2 million, for the twelve months ended December 31, 2022 and 2021, respectively.

Developed software
The components of developed software were as follows:

(amounts in thousands)	Expected Useful Life	December 31, 2022	December 31, 2021
Higher One Disbursement business developed software	10 years	$27,400	$27,400
Internally developed software	3 to 7 years	42,504	41,683
Work-in-process		3,077	421
		72,981	69,504
Accumulated amortization		(50,657)	(40,911)
Total		$22,324	$28,593

Amortization is recorded in Technology, communication and processing expense on the Consolidated Statements of Income (Loss). BMTX recorded amortization expense of $11.4 million for the twelve months ended December 31, 2022 and 2021, respectively.

Impairment is reported in Technology, communication and processing expense on the Consolidated Statements of Income (Loss). BMTX recorded impairment expense of zero and $0.2 million for the twelve months ended December 31, 2022 and 2021, respectively.
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

Goodwill is reviewed for impairment annually as of October 31 and between annual tests when events and circumstances indicate that impairment may have occurred. There was no goodwill impairment for the twelve months ended December 31, 2022 and 2021.

Other intangibles, net includes assets subject to amortization that are reviewed for impairment under FASB ASC 360, Property, Plant and Equipment. There was no impairment for Other intangibles, net for the twelve months ended December 31, 2022 and 2021.

The components of Other intangibles, net as of December 31, 2022 and 2021 were as follows:

(amounts in thousands)	Expected Useful Life	December 31, 2022	December 31, 2021
Customer relationships – universities	20 years	$6,402	$6,402
Accumulated amortization		(1,973)	(1,653)
Total		$4,429	$4,749

Amortization is recorded in Other expense on the Consolidated Statements of Income (Loss). BMTX recorded amortization expense of $0.3 million for the twelve months ended December 31, 2022 and 2021, respectively.
The customer relationships - universities will be amortized in future periods as follows:

2023	$320
2024	320
2025	320
2026	320
After 2026	3,149
Total	$4,429

NOTE 6 — LEASES
At December 31, 2021, BMTX leased two offices under operating leases. On March 31, 2022, one of the two office leases matured and we exited our New Haven, CT office facility. On September 30, 2022, the second office lease matured at our Wayne, PA office. On October 1, 2022, the Company entered into a 3-month short-term lease extension for this office under substantially identical terms and conditions as the original lease. At December 31, 2022, the 3-month short-term lease extension expired and was not renewed.

The following table summarizes operating lease ROU assets and operating lease liabilities and their corresponding classification on the Company’s Consolidated Balance Sheets:

(amounts in thousands)	Classification	December 31, 2022	December 31, 2021
Assets:
Operating lease ROU assets	Other assets	$—	$398
Liabilities:
Operating lease liabilities	Operating lease liabilities	$—	$416

Operating lease expenses are recorded in Occupancy on the Consolidated Statements of Income (Loss). BMTX recorded lease expense of $0.5 million and $1.0 million, for the twelve months ended December 31, 2022 and 2021, respectively.
Cash paid pursuant to operating lease liabilities totaled $0.4 million and $0.7 million for the twelve months ended December 31, 2022 and 2021. These cash payments are reported as a component of cash flows provided by operating activities in the Consolidated Statements of Cash Flows.
The following table summarizes the weighted average remaining lease term and discount rate for BMTX’s operating leases at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Weighted average remaining lease term (years)
Operating leases	0.0 years	0.6 years
Weighted average discount rate
Operating leases	—%	1.0%

NOTE 7 — BORROWINGS FROM CUSTOMERS BANK
In 2021, BMTX had a $10.0 million line of credit with Customers Bank, which is a related party of the Company. The amount that may be borrowed was subject to a borrowing base limit based on a percentage of BMTX’s accounts receivable balance. The $10.0 million line of credit carried an interest rate equal to one-month LIBOR plus 375 bps. LIBOR means the One Month London Inter-Bank Offered Rate as published in the Money Section of the Wall Street Journal on the last U.S. business day of the month, but in no event shall the LIBOR rate used for the line of credit be less than 50 basis points. Interest was paid monthly in arrears with the principal due in its entirety at the maturity date per the original arrangement. Borrowed funds could have been repaid at any time without penalty. The line of credit was originally scheduled to mature on January 4, 2022. On November 30, 2021, BMTX and Customers Bank agreed to terminate the line of credit. There was zero balance outstanding under the line of credit as of December 31, 2022 and 2021.
NOTE 8 — COMMITMENTS AND CONTINGENCIES
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the consolidated financial statements that are not currently accrued for. However, in light of the uncertainties inherent in these matters, it is possible that the ultimate resolution may have a material adverse effect on BMTX’s results of operations for a particular period, and future changes in circumstances or additional information could result in accruals or resolution in excess of established accruals, which could adversely affect BMTX’s results of operations, potentially materially.

NOTE 9 — SHAREHOLDERS’ EQUITY AND PRIVATE WARRANT LIABILITY

The Consolidated Statements of Changes in Shareholders’ Equity reflect the reverse recapitalization and merger with Megalith as of January 4, 2021, as discussed in Note 1 - Description of the Business and Merger Transaction. Since BMTX was determined to be the accounting acquirer in the transaction, all periods prior to the consummation of the transaction reflect the balances and activity of BMTX (other than shares which were retroactively restated in connection with the transaction).

Common Stock

The Company is authorized to issue 1,000,000,000 shares of common stock, par value $0.0001 per share. At December 31, 2022, there were 12,240,237 shares of common stock issued and outstanding, which includes the 300,000 performance shares discussed below. At December 31, 2021, there were 12,193,378 shares of common stock issued and outstanding, which includes the 300,000 performance shares discussed below.

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

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Performance Shares

The Company has 300,000 common shares, par value $0.0001 per share, issued and outstanding, that contain a restrictive legend, subject to release only if the vesting criteria are met before the seventh anniversary of the closing date of the merger with Megalith. If the vesting criteria are not met prior to the seventh anniversary of the closing date of the merger, the shares will be forfeited and cancelled. The vesting criteria are met when either (1) the volume weighted average price of the Company’s common stock on the principal exchange on which such securities are then listed or quoted shall have been at or above $15.00 for twenty (20) trading days (which need not be consecutive) over a thirty (30) trading day period; or (ii) the Company sells shares of its capital stock in a secondary offering for at least $15.00 per share, in each case subject to equitable adjustment for share splits, share dividends, reorganizations, combinations, recapitalizations, and similar transactions affecting the shares of the Company’s common stock after the merger, and possible reduction for certain dividends granted to the Company’s common stock, or (2) the Company undergoes certain change in control or sales transactions. None of the vesting criteria for the performance shares were met during the twelve months ended December 31, 2022 or 2021 and no expense has been recognized.

Dividend Policy

We have not paid any cash dividends on our common stock to date, and have no present intention to pay cash dividends in the future. The payment of cash dividends by the Company in the future will be dependent upon the Company’s revenues and earnings, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of the Board of Directors of the Company.

January 4, 2021 Share-Based Compensation Award

In connection with its January 4, 2021 divestiture of the Company, Customers Bank, the Company’s former parent, granted 1,317,035 of the merger consideration shares of the Company it received to certain employees and executives of the Company. The share-based compensation award is subject to vesting conditions, including a required service condition from award recipients through January 3, 2023. The grant date fair value of the award, totaling $19.6 million, is recorded as share-based compensation expense in the Company’s Consolidated Statements of Income (Loss) on a straight-line basis over the two year post-grant vesting period, net of any actual forfeitures. The shares awarded are restricted until fully vested. The holders of restricted shares may elect to surrender a portion of their shares on the vesting date to cover their income tax obligations. During the twelve months ended December 31, 2022 and 2021, 88,889 and 0 of the shares awarded were fully vested as a result of the occurrence of certain conditions other than required service, respectively. During the twelve months ended December 31, 2022 and 2021, 26,500 and 33,500 shares were forfeited, respectively.

The change in unvested shares under the January 4, 2021 Share-Based Compensation Award is shown below:

	Number of Awards	Weighted-Average Grant-Date Fair Value Per Award
Balance as of December 31, 2020	$—	$—
Granted	1,317,035	$14.87
Vested	—	$—
Forfeited	(33,500)	$14.87
Balance as of December 31, 2021	1,283,535	$14.87
Granted	0	$—
Vested	(88,889)	$14.87
Forfeited	(26,500)	$14.87
Balance as of December 31, 2022	1,168,146	$14.87

BMTX recorded share-based compensation expense related to these awards of $9.2 million and $9.5 million for the twelve months ended December 31, 2022 and 2021. As of December 31, 2022, unrecognized compensation expense related to the unvested portion related of these awards was approximately $0.1 million which is expected to be recognized in January 2023 when the awards fully vest.

In addition, and in connection with the January 4, 2021 divestiture of the Company, Customers Bank accelerated the vesting for existing restricted stock units and stock options previously granted to certain employees of the Company. The share-based compensation expense, net of forfeitures, associated with the accelerated vesting totaled $0.8 million for the twelve months ended December 31, 2021, and was recorded as a component of Salaries and employee benefits on the Consolidated Statements of Income (Loss).

Equity Incentive Plan

Our 2020 Equity Incentive Plan (the “Equity Incentive Plan”) provides for the grant of incentive stock options, or ISOs, nonstatutory stock options, or NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards, all which may be granted to employees, including officers, non-employee directors, and consultants of both the Company and its affiliates. Additionally, the Equity Incentive Plan provides for the grant of performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants.

The aggregate number of shares of common stock that may be issued pursuant to stock awards under the Equity Incentive Plan will not, and currently does not, exceed 10% of the issued and outstanding shares of our common stock. Grants were made under the Equity Incentive Plan for the twelve months ended December 31, 2022 and 2021 as described within Restricted Stock Units and Performance - Based Restricted Stock Units below as well as the grants of unrestricted shares to directors which vest immediately.

Restricted Stock Units

Restricted Stock Units (“RSUs”) granted under the Equity Incentive Plan generally vest in three equal installments on each anniversary of the grant date. The RSUs that have been granted are all paid in stock upon vesting, and are thus classified as equity awards which are measured using the grant date fair value of BMTX common stock and are not remeasured at the end of each reporting period. We recognize compensation cost starting from the grant date on a straight-line basis over the required vesting period in accordance with ASC 718-10-55-108. We account for forfeitures as they occur and reverse any previously recognized compensation expense related to forfeited awards.

Performance - Based Restricted Stock Units

Performance - Based Restricted Stock Units (“PBRSUs”) granted under the Equity Incentive Plan currently vest upon the later of: a) the third year of employment following the grant date or b) the achievement of the specified performance goals within the fifth year of the grant date. As defined by the Equity Incentive Plan, the Compensation Committee of the Board of Directors determines the number of PBRSUs a participant earns based on the extent to which the corresponding performance goals have been achieved over the five-year performance cycle. The PBRSUs that have been granted are paid in stock upon vesting, and are thus classified as equity awards which are measured using the grant date fair value of BMTX common stock and are not remeasured at the end of each reporting period. We account for forfeitures as they occur and reverse any previously recognized compensation expense related to forfeited awards.

For performance-based RSUs with milestones, upon the grant date, and at each subsequent reporting period, we reassess whether it is probable that we will achieve each operational milestone, and if so, the period when we expect to achieve that operational milestone. If upon the grant date, we determine that achievement of an operational milestone is probable, we allocate the full share-based compensation expense over the period between the grant date and the expected vesting condition achievement date. If upon the grant date, achievement of the operational milestone is not probable, we do not recognize compensation expense. If after the grant date, we determine achievement of an operational milestone becomes probable, we will allocate the full share-based compensation expense over the period between the grant date and the expected vesting condition achievement date, and we will recognize a catch-up expense equal to the value of previously unrecognized expense from the grant date to the vesting condition achievement date.

For performance-based RSUs with a market condition, we used a Monte Carlo simulation to determine the fair value of the PBRSUs on the grant date, and recognize the share-based compensation expense over the derived service period.

The change in unvested RSUs and PBRSUs awarded is shown below:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of December 31, 2020	0	$—	0	$—
Granted	360,100	$8.99	347,500	$7.09
Vested	—	$—	—	$—
Forfeited	(3,000)	$9.44	—	$—
Balance as of December 31, 2021	357,100	$8.99	347,500	$7.09
Granted	85,540	$7.87	—	$—
Vested	(93,275)	$9.10	—	$—
Forfeited	(24,575)	$9.79	(12,500)	$7.09
Balance as of December 31, 2022	324,790	$8.84	335,000	$7.09

For the twelve months ended December 31, 2022 and 2021, the share-based compensation expense related to the RSU awards totaled $1.0 million and $0.8 million, respectively. At December 31, 2022, unrecognized compensation expense related to the unvested portion of the RSUs was approximately $1.9 million and is expected to be recognized over a term of 2.1 years.

For the twelve months ended December 31, 2022 and 2021, the share-based compensation expense related to the PBRSU awards totaled $1.0 million and $0.2 million, respectively. At December 31, 2022, unrecognized compensation expense related to the unvested portion of the PBRSUs was approximately $1.1 million and is expected to be recognized over a term of 1.5 years.

Directors Grants

The Company grants common shares to its Board of Directors on an annual basis. These shares vest immediately upon grant. During the twelve months ended December 31, 2022 and December 31, 2021 the Company granted 1,000 shares of common stock to each of its directors, for a total of 6,000 shares with share-based compensation expense of less than $0.1 million, respectively.

Employee Stock Purchase Plan (“ESPP”)

The Company has an ESPP (the “BM Technologies Inc. 2021 Employee Stock Purchase Plan”) which has an effective date of May 1, 2021. The purpose of the ESPP is to provide eligible employees with an incentive to advance the interests of the Company and its Subsidiaries, by affording them an opportunity to purchase stock of the Company at a favorable price. As of December 31, 2022, there have been no shares purchased on behalf of employees under the ESPP, as the program has not yet been made available for employee participation.

Warrants

At December 31, 2022 and 2021, respectively, there were 22,703,004 and 23,873,167 warrants to purchase our common stock outstanding. The warrant totals for each period-end consist of 17,227,189 and 16,927,389 public warrants and 5,475,815 and 6,945,778 private warrants, as of December 31, 2022 and 2021, respectively.

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

As of December 31, 2022, 1,600 of the Company’s outstanding public warrants have been exercised and 1,169,963 of the private warrants have been repurchased by the Company from related parties at $1.69 per warrant. During the twelve months ended December 31, 2022, 300,000 of the private warrants have been reclassified to public warrants based upon a sale of the private warrants by the original holders which resulted in a modification of terms that effect classification as public warrants. During the twelve months ended December 31, 2022, there were 100 public warrants exercised. During the twelve months ended December 31, 2021, there were no repurchases, exercises, or reclassifications related to the private warrants and there were 1,500 public warrants exercised.

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

Income Statement Impact: Subsequent to the close of the merger, any change in fair value of the private warrants is recognized in our Consolidated Statements of Income (Loss) below operating profit as Gain on fair value of private warrant liability with a corresponding amount recognized in the Liability for private warrants on our Consolidated Balance Sheets. For the twelve months ended December 31, 2022 and 2021, we recorded a gain of $8.1 million and $17.2 million resulting from the revaluation of the private warrants.

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

Cash Flow Impact: The impact of the change in fair value of the private warrants has no impact on our cash flows as it is a noncash adjustment. Cash received for the exercise of warrants is recorded in cash flows from financing activities. Cash paid for the repurchase of warrants is recorded in cash flows from financing activities. During the twelve months ended December 31, 2022, the Company repurchased private warrants from related parties for cash consideration totaling $2.0 million. No such transactions occurred for the twelve months ended December 31, 2021.

Shareholders’ Equity Impact: The impact to Additional paid-in capital as of the opening balance sheet is described above. Exercises of private warrants results in a reduction of the Liability for private warrants on the Consolidated Balance Sheets with a corresponding increase to Common Stock and Additional paid-in capital.

Public Warrants

In accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity, the public warrants are treated as equity instruments under U.S. GAAP. The public warrants are not marked-to-market each reporting period, thus there is no impact to earnings. Exercises of the public warrants are recorded as cash is received and are recorded in Cash and cash equivalents, with a corresponding offset recorded in Common stock and Additional paid-in capital within equity. Cash proceeds from public warrant exercises totaled less than $0.1 million during the twelve months ended December 31, 2022 and 2021.

NOTE 10 — REVENUES

Revenues

BMTX recognizes operating revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers.

The following tables present BMTX’s revenues disaggregated by nature of the revenue stream and the pattern or timing of revenue recognition for the twelve months ended December 31, 2022 and 2021. The Company has one reportable segment and all revenues are earned in the U.S.

	Twelve Months Ended December 31,
(amounts in thousands)	2022	2021
Revenues:
Revenue recognized at point in time:
Interchange and card revenue	$22,318	$28,078
Servicing fees	44,581	45,105
Account fees	8,992	10,543
University fees - disbursement activity	1,108	1,401
Other revenue	1,720	5,286
Total revenue recognized at point in time	78,719	90,413
Revenue recognized over time:
University fees - subscriptions	4,626	4,292
Other revenue - maintenance and support	252	—
Total revenue recognized over time	4,878	4,292
Total revenues	$83,597	$94,705

Deferred Revenue

Deferred revenue consists of payments received from customers, most significantly from Customers Bank, prior to the performance of services. Deferred revenue is recognized over the service period on a straight-line basis or when the contractual performance obligation has been satisfied. The Company classifies deferred revenue on the Consolidated Balance Sheets in Deferred revenue, current and Deferred revenue, non-current based upon the expected timing of revenue recognition.

The deferred revenue balances were as follows:

	December 31,
(amounts in thousands)	2022	2021
Deferred revenue, (current and non-current)	$6,647	$15,577

During the twelve months ended December 31, 2022, the Company recognized revenue of approximately $15.4 million included in deferred revenue at the beginning of the period. During the twelve months ended December 31, 2021, the Company recognized revenue of approximately $12.5 million included in deferred revenue at the beginning of the period.

Unbilled receivables

The Company had $2.6 million of unbilled receivables, or amounts recognized as revenue for which invoices have not yet been issued, as of December 31, 2022, and $2.1 million as of December 31, 2021. Unbilled receivables are reported in Accounts receivable, net on the Consolidated Balance Sheets.

NOTE 11 — INCOME TAXES

The components of income tax expense (benefit) were as follows:

	Twelve Months Ended December 31,
(amounts in thousands)	2022	2021
Current (benefit) expense
Federal	$(423)	$3,945
State	12	1,807
Total current (benefit) expense	$(411)	$5,752

Deferred (benefit) expense
Federal	$(296)	$(1,676)
State	8	(1,130)
Change in valuation allowance	288	2,806
Total deferred (benefit) expense	$—	$—

Total income tax (benefit) expense	$(411)	$5,752

Effective tax rates differ from the federal statutory rate of 21% due to the following:

	Twelve months ended December 31,
	2022		2021
(amounts in thousands)	Amount	% of pretax loss	Amount	% of pretax income
Federal income tax at statutory rate	$(250)	21.00%	$4,788	21.00%
State taxes, net of federal benefit	(457)	38.48%	216	0.95%
Change in fair value of warrant liabilities	(1,694)	142.51%	(3,617)	(15.87)%
Change in valuation allowance	288	(24.23)%	2,806	12.31%
Nondeductible compensation	2,183	(183.64)%	1,532	6.72%
Tax credits	(545)	45.86%	—	—%
Other	64	(5.39)%	27	0.13%
Total	$(411)	34.59%	$5,752	25.24%

At December 31, 2022 and 2021, the Company had no ASC 740-10 unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company recognizes interest and penalties on unrecognized tax benefits in Other expense. The nondeductible compensation is related to compensation deductions for certain executives that is limited under IRC Section 162(m).

As of December 31, 2022, the Company had $0.3 million of federal net operating loss carryforward and $0.3 million of state net operating loss carryforwards. The federal net operating loss carryforward does not have an expiration date. The state operating loss carryforwards have differing expiration dates depending on the jurisdiction. As of December 31, 2021 there were zero loss or credit carryforwards.

Deferred income taxes reflect temporary differences in the recognition of revenue and expenses for tax reporting and financial statement purposes, principally because certain items are recognized in different periods for financial reporting and tax return purposes.

The following represents the Company's deferred tax assets and liabilities as of December 31, 2022 and 2021:

(amounts in thousands)	December 31, 2022	December 31, 2021
Deferred tax assets:
Deferred income	$—	$788
Section 197 Intangibles	27,794	27,581
Nondeductible compensation	2,005	1,521
Accrued bonuses	162	125
Other	385	24
Less: Valuation Allowance	(29,950)	(29,662)
Total deferred tax assets	$396	$377
Deferred tax liabilities
Depreciation	(340)	(377)
Capitalized costs	(56)	—
Total deferred tax liabilities	$(396)	$(377)
Net deferred tax asset (liability)	$—	$—

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carry back period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considered the scheduled reversal of the deferred tax liabilities, the level of historical income, and the projected future taxable income over the periods in which the temporary difference comprising the deferred tax assets will be deductible. Based on its assessment, management determined that a full valuation allowance is necessary at December 31, 2022 and 2021. The deferred tax asset for the basis difference in the acquired assets and corresponding valuation allowance was recorded through equity.

The Company is subject to income tax examinations by federal, state, and local taxing authorities for tax periods ended after December 31, 2018.
NOTE 12 — EARNINGS (LOSS) PER SHARE
The following are the components and results of operations and earnings (loss) per common share calculations for the periods presented:

	Twelve Months Ended December 31,
(amounts in thousands, except share and per share data)	2022	2021
Net (loss) income available to common shareholders	$(779)	$17,043
Net (loss) income used for EPS	$(779)	$17,043

Weighted-average number of common shares outstanding – basic	11,942	11,851
Weighted-average number of common shares outstanding – diluted	11,942	11,939

Basic (loss) earnings per common share	$(0.07)	$1.44
Diluted (loss) earnings per common share	$(0.07)	$1.43

The following table presents the reconciliation from basic to diluted weighted average shares outstanding used in the calculation of basic and diluted earnings per share:

	Twelve Months Ended December 31,
(amounts in thousands)	2022	2021
Weighted-average number of common shares outstanding – basic	11,942	11,851
Add:
Service-based RSUs	—	88
Weighted-average number of common shares outstanding – diluted	11,942	11,939

For basic earnings per share, the performance shares are subject to forfeiture and they are considered share-indexed instruments and not outstanding shares until they are vested. During the twelve months ended December 31, 2022 and 2021, the vesting criteria has not been met and they are not included.

For the twelve months ended December 31, 2022, our performance shares, public warrants, and private warrants were excluded from the computation of diluted weighted average shares outstanding as the necessary conditions had not been achieved for the performance shares and the average stock price for the period was below the strike price for the warrants. The performance shares are only considered in the calculation for diluted earnings per share if they are dilutive in nature. The performance shares are only dilutive when the average share price is greater than the strike price and when positive net income is reported. During the twelve months ended December 31, 2022, the average share price was below the strike price and these shares were not included in the diluted earnings per share calculations. For the twelve months ended December 31, 2022, our performance based and market condition RSUs were also excluded because the vesting is contingent upon the satisfaction of certain conditions which had not been achieved as of December 31, 2022. For the twelve months ended December 31, 2022, 309 of our service-based RSUs were also excluded as the effect would be antidilutive.

For the twelve months ended December 31, 2021, our performance shares, public warrants, and private warrants were excluded from the computation of diluted weighted average shares outstanding as the necessary conditions had not been achieved for the performance shares and the average stock price for the period was below the strike price for the warrants. The performance shares are only considered in the calculation for diluted earnings per share if they are dilutive in nature. The performance shares are only dilutive when the average share price is greater than the strike price and when positive net income is reported. During the twelve months ended December 31, 2021, the average share price was below the strike price and these shares were not included in the diluted earnings per share calculations. For the twelve months ended December 31, 2021, our performance based and market condition RSUs were also excluded because the vesting is contingent upon the satisfaction of certain conditions which had not been achieved as of December 31, 2021.

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net income (loss) per share of common stock:

	Twelve Months Ended December 31,
(amounts in thousands)	2022	2021
Performance based shares	300	300
Public warrants	17,227	16,927
Private warrants	5,476	6,946
Performance based and market-condition RSUs	335	348
Service-based RSUs	309	—
Total	23,647	24,521

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
The following methods and assumptions were used to estimate the fair value of BMTX’s financial instruments as of December 31, 2022 and 2021:
Cash and cash equivalents
Cash and cash equivalents reported on the Consolidated Balance Sheets consists of non-interest bearing demand deposits, for which carrying value approximates fair value.
Accounts receivable, net
The carrying amount of accounts receivable approximates fair value because of the short-term nature of these items.

Liability for Private Warrants

The fair value of the private warrants was estimated using a modified version of the binomial lattice model incorporating the Cox-Ross-Rubenstein methodology at December 31, 2022 and a modified version of the Black-Scholes option pricing model for European calls at December 31, 2021. We assumed a term for the private warrants equal to the contractual term from the date of the merger with Megalith and then discounted the resulting value to the valuation date. Among the key inputs and assumptions used in the pricing formula at December 31, 2022 were the following: a term of 3.01 years; volatility of 43%; a dividend yield of zero; an underlying stock price of $5.21; a risk free interest rate of 4.17%; and a closing price of the public warrants of $0.52 per share. Among the key inputs and assumptions used in the pricing model at December 31, 2021 were the following: a term of 4 years; volatility of 35%; a dividend yield of zero; an underlying stock price of $9.21; a risk free interest rate of 1.11%; and a closing price of the public warrants of $1.87 per share. As of December 31, 2022 and 2021, the warrant liability is classified as a Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement.

The estimated fair value of BMTX’s financial instruments at December 31, 2022 and December 31, 2021 were as follows:

			Fair Value Measurements at December 31, 2022
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$21,108	$21,108	$21,108	$—	$—
Accounts receivable, net	8,260	8,260	8,260	—	—
Liabilities:
Liability for private warrants	$2,847	$2,847	$—	$—	$2,847

			Fair Value Measurements at December 31, 2021
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$25,704	$25,704	$25,704	$—	$—
Accounts receivable, net	9,194	9,194	9,194	—	—
Liabilities:
Liability for private warrants	$13,614	$13,614	$—	$—	$13,614

NOTE 14 — RELATED PARTY TRANSACTIONS

The Company has several relationships with Customers Bank, which is a related party of the Company. These relationships are described below.

Cash management

All the Company’s cash and cash equivalents are on deposit with Customers Bank.

Debt financing

As disclosed in Note 7- Borrowings from Customers Bank, Customers Bank previously provided the Company with lines of credit, all which were terminated as of December 31, 2021.

Servicing fees and interchange income

On January 4, 2021, we entered into a Deposit Processing Services Agreement with Customers Bank, which provided that Customers Bank would establish and maintain deposit accounts and other banking services in connection with customized products and services offered by us, and we would provide certain other related services in connection with the accounts. Customers Bank retains any and all revenue generated from the funds held in the deposit accounts, and in exchange, pays us a 3% servicing fee based on average monthly deposit balances, subject to certain contractual adjustments, and a monthly interchange fee equal to all debit card interchange revenues on the demand deposit accounts, plus the difference between Durbin exempt and Durbin regulated interchange revenue.

On June 29, 2022, the Company received written notice from Customers Bank that it did not intend to renew the Deposit Servicing Agreement with the Company. The 180-day notice was given in accordance with the terms of the Deposit Servicing Agreement, as a result of which, the Deposit Servicing Agreement would terminate effective December 31, 2022.

On November 7, 2022, the Company and Customers Bank entered into the DPSA Amendment to extend the Deposit Servicing Agreement termination date to the earlier of the Company’s successful completion of the transfer of the Company’s serviced deposits to a new partner bank or June 30, 2023. The DPSA Amendment also removes Customers Bank’s obligation to pay the Company the difference between the Durbin exempt and Durbin regulated interchange revenues. The other terms of the Deposit Servicing Agreement remain in effect through the new termination date.

On March 22, 2023, we signed the DPSA Second Amendment. The DPSA Second Amendment, among other things, extends the termination date of the Deposit Processing Services Agreement until the earlier of (i) the transfer of the Company’s serviced deposits to a Durbin exempt sponsor bank; or (ii) June 30, 2024; and revises the fee structure of the Deposit Processing Services Agreement. The other terms of the Deposit Processing Services Agreement, as amended by the DPSA Amendment, remain in effect through the new termination date.
On March 22, 2023, the Company and Customers Bank entered into the 2023 Deposit Servicing Agreement, under which, effective March 31, 2023, the Company will perform, on behalf of Customers Bank, Customer Bank’s services, duties, and obligations under the PLBPA by and between Customers Bank and T-Mobile USA, Inc. that are not required by Applicable Law (as defined in the 2023 Deposit Servicing Agreement) to be provided by an FDIC insured financial institution. The obligations of the Company and Customers Bank under the 2023 Deposit Servicing Agreement are similar to those under the Deposit Processing Services Agreement; provided, however, that (i) as of March 31, 2023, the 2023 Deposit Servicing Agreement and not the Deposit Processing Services Agreement shall govern the terms, conditions, roles, responsibilities, duties, and obligations of the Company and Customers Bank with respect to the PLBPA and the Depositor Accounts (as defined in the 2023 Deposit Servicing Agreement); (ii) the Deposit Processing Services Agreement is amended to the extent necessary or advisable to effect the same, including, without limitation, such that “Depositor” under the Deposit Processing Services Agreement shall not include any T-Mobile Customer (as defined in the PLBPA); and (iii) there is a different fee structure under the 2023 Deposit Servicing Agreement from that set forth in the Deposit Processing Services Agreement. The initial term of the 2023 Deposit Servicing Agreement continues until February 24, 2025, and will automatically renew for additional one year terms unless either party gives written notice of non-renewal at least 180 days prior to the expiration of the then-current term. The 2023 Deposit Servicing Agreement may be terminated early by either party upon material breach, upon notice of an uncured objection from a regulatory authority, or by the Company upon 120 days’ written notice upon the satisfaction of certain conditions.

As compensation under the 2023 Deposit Servicing Agreement, Customers Bank will retain any and all revenue generated from the funds held in the deposit accounts, and Customers Bank will pay the Company monthly servicing fees as set forth in the 2023 Deposit Servicing Agreement. In addition, the Company will have the right to retain all revenue generated by or from the Depositor Accounts (as defined in the 2023 Deposit Servicing Agreement), including, but not limited to, fees and all other miscellaneous revenues. The Company also shall retain all fees (including without limitation interchange fees), and charges generated by its ATMs and from its payment processing services. The Company will be solely liable for any and all fees, expenses, costs, reimbursements, and other amounts that are or may become due and payable under the PLBPA, including, without limitation, any Durbin-Exempt Interchange (as defined in the 2023 Deposit Servicing Agreement) fees payable to T-Mobile under the PLBPA. Customers Bank may set off any and all PLBPA Amounts against any compensation payable to the Company under the 2023 Deposit Servicing Agreement.

Transition Services Agreement

On January 4, 2021, we entered into a Transition Services Agreement with Customers Bank, pursuant to which each party agreed for a period of up to twelve months to provide certain transition services listed therein to the other party. A limited number of these transition services were subsequently extended through March 31, 2022. In consideration for the services, we paid Customers Bank a service fee of $12,500 per month, plus any expenses associated with the services.

The Transition Services Agreement included a provision for providing the Company with assistance in the establishment and administration of a 401(k) plan for the benefit of Company employees. Effective April 9, 2021, the Customers Bank 401(k) plan became a multi-employer plan, as defined by the U.S. Department of Labor in accordance with the Employee Retirement Income Security Act of 1974, covering both the full-time employees of Customers Bank and the Company. The Company provides a matching contribution equal to 50% of the first 6% of the contributions made by its eligible participating employees. The Company’s employer contributions to the 401(k) plan for the benefit of its employees for the twelve months ended December 31, 2022 and 2021 were $0.8 million and $0.7 million, respectively. These contributions are recorded in Salaries and employee benefits in the Consolidated Statements of Income (Loss).

Other

On January 4, 2021, the Company entered into a Software License Agreement with Customers Bank which provides it with a non-exclusive, non-transferable, royalty-free license to utilize our mobile banking technology for a period up to 10 years. The Software License Agreement is cancellable by Customers Bank at any time, without notice, and without penalty, and for any reason or no reason at all. To date, Customers Bank has not utilized the Company’s mobile banking technology and zero consideration has been paid or recognized under the Software License Agreement.

On January 4, 2021, the Company entered into a Non-Competition and Non-Solicitation Agreement with Customers Bank providing that Customers Bank will not, for a period of 4 years after the closing of the divestiture, directly or indirectly engage in the Company’s business in the territory (both as defined in the Non-Competition Agreement), except for white label digital banking services with previously identified parties and passive investments of no more than 2% of a class of equity interests of a competitor that is publicly traded. Customers Bank also agreed not to directly or indirectly hire or solicit any employees of the Company.

On November 29, 2021, the Company entered into an agreement with Customers Bank which terminated the $10.0 million letter of credit and gave the Company the right to any shares that were forfeited as part of the January 4, 2021 Share-Based Compensation Award. During the twelve months ended December 31, 2022, 26,500 forfeited shares were reacquired by the Company from Customers Bank. During the twelve months ended December 31, 2021, 14,500 forfeited shares were reacquired by the Company from Customers Bank and 19,000 forfeited shares prior to the execution of the agreement were returned to Customers Bank.

Both the President and Executive Chairman of the Board of Customers Bank are immediate family members of the Company’s CEO, and together with their spouses own less than 5.0% of the Company’s outstanding common stock at December 31, 2022.

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

On April 20, 2022, the Company entered into a Special Limited Agency Agreement (“SLA”) with Customers Bank that provides for marketing assistance from the Company for originating consumer installment loans funded by Customers Bank. In consideration for this marketing assistance, the Company receives certain fees specified within the SLA which are recorded as a component of Other revenue within the Consolidated Statements of Income (Loss). During the twelve ended December 31, 2022, less than $0.1 million of revenue was realized under the SLA. The SLA expired on December 31, 2022.

Positions with Customers Bank are presented on our Consolidated Balance Sheets in Accounts receivable, net, Deferred revenue, current, and Accounts payable and accrued liabilities. The Accounts receivable balances related to Customers Bank as of December 31, 2022 and 2021 were $1.4 million and $5.5 million, respectively. The Deferred revenue balances related to Customers Bank as of December 31, 2022 and 2021 were $3.8 million and $12.7 million, respectively. The Accounts payable and accrued liabilities balances related to Customers Bank as of December 31, 2022 and 2021 were $3.8 million and $0.4 million, respectively.

The Company recognized $74.7 million and $82.3 million in revenues from Customers Bank for the twelve months ended December 31, 2022 and 2021, respectively. Of these amounts, $22.5 million and $26.1 million are paid directly by MasterCard or individual account holders to the Company for the twelve months ended December 31, 2022 and 2021, respectively. These amounts are presented on our Consolidated Statements of Income (loss) in Total operating revenues.

The Company recognized less than $0.1 million and $0.3 million of expenses from Customers Bank for the twelve months ended December 31, 2022 and 2021, respectively. These amounts are presented on our Consolidated Statements of Income (loss) in Total operating expenses.
NOTE 15 — SUBSEQUENT EVENTS

Profit Enhancement Plan (“PEP”)

On January 26, 2023, and in connection with our previously announced near-term strategy to focus on being an innovative, efficient, risk oriented fintech with a partner bank model, the Company committed to a targeted PEP that is intended to reduce operating costs, improve operating margins, improve operating cash flow, and continue advancing the Company’s ongoing commitment to profitable growth and continued innovation, and direct the Company’s resources toward its best opportunities.

Included within the PEP is a targeted reduction of the Company’s employee workforce of approximately 25% as compared to its headcount at December 31, 2022. This workforce reduction is in addition to targeted spend reduction and service provider rationalization. The Company expects the actions necessary to attain these cost reductions will be substantially completed by June 30, 2023. The Company estimates that it will incur $1.5 million to $3.0 million in charges in connection with the PEP, the majority of which were incurred in the first quarter of 2023.

Changes to Executive Management and Director

On January 23, 2023, Robert Diegel provided the Company with written notice that he was terminating his Employment Agreement with the Company effective as of March 9, 2023. Mr. Diegel was employed as the Company’s Chief Operating Officer.

On January 26, 2023, the Company appointed Jamie Donahue, the Company’s Chief Technology Officer, to the position of President. In conjunction with the appointment, Mr. Donahue’s employment agreement dated September 15, 2021 (the “Donahue Employment Agreement”) was amended to a) substitute the title of “Chief Technology Officer” with “President” and b) increase Mr. Donahue’s annual base salary from $275,000 to $300,000. No other changes were made to the Donahue Employment Agreement. In addition, and in connection with Mr. Donahue’s appointment to President, the Company awarded Mr. Donahue 150,000 RSUs pursuant to its 2020 Equity Incentive Plan with a grant date of March 31, 2023.

Also on January 26, 2023, the Company transitioned Robert Ramsey, the Company’s Chief Financial Officer, to a new corporate development role. In conjunction with the transition, and effective February 7, 2023, the Company and Mr. Ramsey entered into a Severance Agreement and General Release (the “Separation Agreement”) providing, in addition to certain customary terms and conditions, that Mr. Ramsey’s employment with the Company will end on March 31, 2023 (the “Separation Date”) and that, until the Separation Date, Mr. Ramsey will serve in the role of Head of Corporate Development for the Company and will receive his current base salary pro rata for such period. The Separation Agreement provides that upon satisfactory performance of the duties outlined through the Separation Date, Mr. Ramsey will receive severance related payments (net of applicable withholdings and deductions) totaling approximately $153 thousand as well as reimbursement of four weeks COBRA and payments for all earned and unused paid time off.

Also on January 26, 2023, the Company appointed James Dullinger, the Company’s Chief Accounting Officer, to the additional position of Chief Financial Officer. In conjunction with the appointment, the Company and Mr. Dullinger entered into an employment agreement (the “Dullinger Employment Agreement”) which provides for:

•An annual base salary of not less than $275,000;
•Potential for annual cash and equity incentive compensation in an amount, form, and at such time as provided in executive incentive plans as approved by the Board of Directors from time to time;
•Severance compensation for up to one year’s compensation based upon then-current base salary, plus average annual performance bonus over the preceding three years, together with vesting of certain awards in the event of a termination of Mr. Dullinger’s employment without cause or by Mr. Dullinger for good reason as those terms are defined in the Dullinger Employment Agreement;
•Automatic vesting of all equity awards if employment is terminated by the Company without cause or by Mr. Dullinger for good reason; or if such termination occurs within 12 months of a change in control
•Customary non-disclosure, non-compete, and non-disparagement provisions; and
•A term of one (1) year commencing on January 26, 2023, and renewing automatically on each one (1) year anniversary for an additional term of one (1) year, unless either party delivers notice to the contrary to the other party at least sixty (60) days prior to such one (1) year anniversary.

In addition, and in connection with Mr. Dullinger’s appointment to Chief Financial Officer, the Company awarded Mr. Dullinger 60,000 RSUs pursuant to its 2020 Equity Incentive Plan with a grant date of March 31, 2023.

On January 27, 2023, the Board of Directors of the Company appointed Rajinder Singh to serve as a Board member until the Company’s next annual meeting of shareholders. Mr. Singh was appointed to fill a vacancy on the Board of Directors that resulted from an increase in the size of the Board of Directors from seven to eight members. On March 24, 2023, and subsequent to Mr. Singh’s appointment to the Board of Directors, it was determined to appoint Mr. Singh the Company’s Co-CEO, and in connection with that appointment, Mr. Singh resigned his position on the Board of Directors and became a Board observer. Mr. Singh’s decision was not related to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Concurrently, on March 24, 2023, the Company and Mr. Singh entered into an employment agreement (the “Singh Employment Agreement”) which provides for:

•A 500,000 unit restricted stock equity award;
•An annual base salary of $325,000;
•Potential for annual cash and equity incentive compensation in an amount, form, and at such time as provided in executive incentive plans as approved by the Board of Directors from time to time;
•Severance compensation for up to two year’s compensation based upon then-current base salary plus average annual performance bonus over the preceding three years, together with vesting of certain awards in the event of a termination of Mr. Singh’s employment without cause or by Mr. Singh for good reason as those terms are defined in the Singh Employment Agreement;

•Automatic vesting of all equity awards if employment is terminated by the Company without cause or by Mr. Singh for good reason; provided that only 50% of such equity awards shall vest if the employment is terminated by the Company without cause before December 31, 2023, or if such termination occurs within 12 months of a change in control that has occurred on or before March 24, 2024;
•Customary non-disclosure, non-compete, and non-disparagement provisions; and
•A term of two (2) years commencing on March 24, 2023, and renewing automatically on each two (2) year anniversary for an additional term of two (2) years, unless either party delivers notice to the contrary to the other party at least sixty (60) days prior to such two (2) year anniversary.

Deposit Servicing Agreement with First Carolina Bank
On March 16, 2023, we entered into the FCB Deposit Servicing Agreement with FCB, which provides that FCB will establish and maintain deposit accounts and other banking services in connection with customized products and services offered by the Company to its Higher Education clients, and the Company will provide certain other related services in connection with the accounts. The initial term of the FCB Deposit Servicing Agreement is for four years, is subject to regulatory approval, and will automatically renew for additional two year terms unless either party gives written notice of non-renewal at least 120 days prior to the expiration of the then-current term. The FCB Deposit Servicing Agreement may be terminated early by either party upon material breach, by either party upon notice that the continuation of the Depositor Program violates Applicable Law or Network Rules (as defined in the FCB Deposit Servicing Agreement); by FCB if a regulatory authority determined that the performance of its obligations under the FCB Deposit Servicing Agreement was not consistent with safe and sound banking practices; by either party upon the other party commencing or being subject to certain bankruptcy proceedings; by the Company should it experience a change in control on or after March 16, 2026; and by either party should the required regulatory approvals not be obtained on or before July 15, 2023.

Deposit Servicing Agreements with Customers Bank

On March 22, 2023, we signed the DPSA Second Amendment. The DPSA Second Amendment, among other things, extends the termination date of the Deposit Processing Services Agreement until the earlier of (i) the transfer of the Company’s serviced deposits to a Durbin exempt sponsor bank; or (ii) June 30, 2024; and revises the fee structure of the Deposit Processing Services Agreement. The other terms of the Deposit Processing Services Agreement, as amended by the DPSA Amendment, remain in effect through the new termination date.
On March 22, 2023, the Company and Customers Bank entered into the 2023 Deposit Servicing Agreement, under which, effective March 31, 2023, the Company will perform, on behalf of Customers Bank, Customer Bank’s services, duties, and obligations under the PLBPA by and between Customers Bank and T-Mobile USA, Inc. that are not required by Applicable Law (as defined in the 2023 Deposit Servicing Agreement) to be provided by an FDIC insured financial institution. The obligations of the Company and Customers Bank under the 2023 Deposit Servicing Agreement are similar to those under the Deposit Processing Services Agreement; provided, however, that (i) as of March 31, 2023, the 2023 Deposit Servicing Agreement and not the Deposit Processing Services Agreement shall govern the terms, conditions, roles, responsibilities, duties, and obligations of the Company and Customers Bank with respect to the PLBPA and the Depositor Accounts (as defined in the 2023 Deposit Servicing Agreement); (ii) the Deposit Processing Services Agreement is amended to the extent necessary or advisable to effect the same, including, without limitation, such that “Depositor” under the Deposit Processing Services Agreement shall not include any T-Mobile Customer (as defined in the PLBPA); and (iii) there is a different fee structure under the 2023 Deposit Servicing Agreement from that set forth in the Deposit Processing Services Agreement. The initial term of the 2023 Deposit Servicing Agreement continues until February 24, 2025, and will automatically renew for additional one year terms unless either party gives written notice of non-renewal at least 180 days prior to the expiration of the then-current term. The 2023 Deposit Servicing Agreement may be terminated early by either party upon material breach, upon notice of an uncured objection from a regulatory authority, or by the Company upon 120 days’ written notice upon the satisfaction of certain conditions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of December 31, 2022. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)). The Company's internal control over financial reporting was designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, Management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2022, Management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system, and tests of the effectiveness of internal controls. Based on our assessment, Management determined that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.

Remediation of Previously Reported Material Weaknesses

Management has completed the testing of design and operating effectiveness of the new and enhanced controls related to the previously reported material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Control Environment and Monitoring: Management developed a comprehensive plan to design and implement an effective system of internal control over financial reporting. The Company remediated the material weaknesses through activities including, but not limited to, (a) more clearly defined Management and Board of Director oversight, structures, reporting lines, and responsibilities, (b) hiring of additional resources with requisite skills and experience, (c) ongoing evaluations to ascertain whether the components of internal control over financial reporting are present and functioning, and (d) enhancements to internal processes to evaluate and communicate internal control over financial reporting deficiencies in a timely manner to those parties responsible for taking corrective action.

Control Activities & Information and Communication: Management was actively engaged in the development of a comprehensive plan to address the material weaknesses in the design and documentation of the Company’s system of internal control over financial reporting including its selection and development of control activities, the documentation of what is expected, procedures to put policies in action, and maintaining relevant, quality information to support the functioning of internal control over financial reporting.

Management implemented key controls, including defining appropriate levels of precision, as remediation actions within (a) period-end financial reporting, (b) related party disclosures, (c) payroll and employee benefits, (d) share-based compensation (e) classification of contract assets, contract liabilities, receivables, and payables, and (f) trade accounts payable. The remediation actions for the ineffective information technology general controls included the periodic review of user access rights, segregation of duties, required policies and procedures, and validation of approval. The remediation actions for the ineffective complementary user entity controls included a process to evaluate the risks associated with key third-party service providers and identify any potential control gaps.

In addition, Management added personnel to the accounting function who have deeper technical accounting training and experience. Management utilized these personnel to perform a comprehensive review and enhancement of its internal accounting policies and procedures including accounting for related party disclosures, payroll and employee benefits, share-based compensation, classification of contract assets, contract liabilities, receivables, and payables, and trade accounts payable in accordance with U.S. generally accepted accounting principles.

Management believes that these actions have been fully implemented and have operated effectively for a sufficient period of time. As a result, we have concluded that our remediation efforts were successful and that the previously identified material weaknesses were remediated as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

Other than the changes described above, there have been no other changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to applicable rules that permit us to provide only Management's report in this annual report.

ITEM 9B. OTHER INFORMATION

Not Applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item will be contained in, and is hereby incorporated by reference from, the 2023 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The information required by this Item will be contained in the 2023 Proxy Statement under the heading “Executive Compensation” which is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be contained in the 2023 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” which is incorporated by reference herein.

Equity Compensation Plan Information

The following table provides information, as of December 31, 2022, with respect to shares of our common stock that may be issued, subject to certain vesting requirements, under existing and future awards under our 2020 Equity Incentive Plan. The following table also provides information, as of December 31, 2022, with respect to shares of our common stock that we may sell to our employees under our 2021 Employee Stock Purchase Plan.

	A	B	C
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, Rights, and RSUs.	Weighted-Average Exercise Price of Outstanding Options, Warrants, Rights, and RSUs.	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Plan Category
Equity compensation plans approved by security holders	765,065(1)	N/A	954,972(2)
Equity compensation plans not approved by security holders	—	—	—
Total	765,065		954,972

(1) Represents RSU grants and annual common stock grants to our Board of Directors under our 2020 Equity Incentive Plan
(2) Represents 454,972 shares of common stock available for issuance under our 2020 Equity Incentive Plan and 500,000 shares of common stock available for issuance under our 2021 Employee Stock Purchase Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be contained in the 2023 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance-Director Independence” which are incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be contained in the 2023 Proxy Statement under the heading “Appointment of Independent Registered Public Accounting Firm” which is incorporated by reference herein.

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

3.Exhibits. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the signature pages to this Annual Report on 10-K, which is incorporated herein by this reference.

ITEM 16. FORM 10-K SUMMARY

None.

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

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 8, 2021).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 8, 2021).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Megalith Financial Acquisition Corporation’s Form S-1/A, filed with the SEC on August 16, 2018).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Megalith Financial Acquisition Corporation’s Form S-1/A, filed with the SEC on August 16, 2018).
4.3†	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1†	Transition Services Agreement, dated January 4, 2021, by and between Customers Bank and the Company (incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 8, 2021).
10.2†	Software License Agreement, dated January 4, 2021, by and between Customers Bank and the Company (incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 8, 2021).
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

10.5
Non-Competition and Non-Solicitation Agreement, dated January 4, 2021, by and between the Company and Customers Bank (incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 8, 2021).

10.6	Form of Indemnification Agreement between the Company and certain officers and directors of the Company (incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 8, 2021).
10.7	Loan Agreement, January 4, 2021, between Customers Bank, the Company and BMTX, Inc. (incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 8, 2021).
10.8+	Employment Agreement with Robert Diegel, dated January 4, 2021 (incorporated by reference to the Company’s 8-K, filed with the SEC on January 8,2021).

10.9+	2020 Equity Incentive Plan (incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 8, 2021).
10.10+	Employment Agreement with Luvleen Sidhu, dated January 4, 2021 (incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 8, 2021).
10.12+	Employment Agreement with Jamie Donahue, dated September 15, 2021 (incorporated by reference to the Company’s 10-K, filed with the SEC on May 10,2022).
10.16
Registration Rights Agreement, dated August 23, 2018, by and among the Company and the initial security holders (incorporated by reference to Megalith’s Form 8-K, filed with the SEC on August 29, 2018).

10.17	First Amendment to the Transition Services Agreement, dated September 15, 2021, by and between Customers Bank and the Company.
10.18+	Form of BM Technologies, Inc. Time Vesting RSU Award Agreement (incorporated by reference from the Company's Form S-8 filed September 29, 2021).
10.19+	Form of BM Technologies, Inc. Performance Vesting RSU Award Agreement (incorporated by reference from the Company's Form S-8 filed September 29, 2021).
10.20+	Form of Customers Bancorp, Inc. Retention Bonus Agreement.
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.3	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
32.2	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
32.3	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

March 31, 2023	BM Technologies, Inc.
(Registrant)

	By:	/s/ Luvleen Sidhu
	Name:	Luvleen Sidhu
	Title:	Chief Executive Officer
(Principal Executive Officer)

March 31, 2023	BM Technologies, Inc.
(Registrant)

	By:	/s/ Rajinder Singh
	Name:	Rajinder Singh
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

March 31, 2023	BM Technologies, Inc.
(Registrant)

	By:	/s/ James Dullinger
	Name:	James Dullinger
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Luvleen Sidhu	Chief Executive Officer and Director	March 31, 2023
Luvleen Sidhu	(Principal Executive Officer)

/s/ Rajinder Singh	Co-Chief Executive Officer	March 31, 2023
Rajinder Singh	(Principal Executive Officer)

/s/ James Dullinger	Chief Financial Officer	March 31, 2023
James Dullinger	(Principal Financial and Accounting Officer)

/s/ John Dolan	Director	March 31, 2023
John Dolan

/s/ Mike Gill	Director	March 31, 2023
Mike Gill

/s/ Aaron Hodari	Director	March 31, 2023
Aaron Hodari

/s/ Brent Hurley	Director	March 31, 2023
Brent Hurley

/s/ A.J. Dunklau	Director	March 31, 2023
A.J. Dunklau

/s/ Marcy Schwab	Director	March 31, 2023
Marcy Schwab