Form 10-Q
period 2023-03-31
BM Technologies, Inc.
filed 2023-05-22
CIK 1725872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

The registrant had issued and outstanding 11,862,700 shares of common stock, par value $0.0001 per share, as of May 20, 2023.

Part I - Financial Information
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
BM TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS — UNAUDITED
(amounts in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$10,931	$21,108
Accounts receivable, net allowance for doubtful accounts of $328 and $305	12,946	8,260
Prepaid expenses and other assets	10,465	9,076
Total current assets	34,342	38,444
Premises and equipment, net	530	508
Developed software, net	20,631	22,324
Goodwill	5,259	5,259
Other intangibles, net	4,349	4,429
Other assets	—	72
Total assets	$65,111	$71,036
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$19,116	$12,684
Deferred revenue	2,653	6,647
Total current liabilities	21,769	19,331
Non-current liabilities:
Liability for private warrants	1,406	2,847
Total liabilities	$23,175	$22,178
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock: Par value $0.0001 per share; 10,000,000 shares authorized, none issued or outstanding at both March 31, 2023 and December 31, 2022	$—	$—
Common stock: Par value $0.0001 per share; 1 billion shares authorized; 11,861,510 shares issued and outstanding at March 31, 2023; 12,240,237 shares issued and outstanding at December 31, 2022	1	1
Additional paid-in capital	70,380	72,342
Accumulated deficit	(28,445)	(23,485)
Total shareholders’ equity	$41,936	$48,858
Total liabilities and shareholders’ equity	$65,111	$71,036
See accompanying notes to the unaudited consolidated financial statements.

BM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Operating revenues:
Interchange and card revenue	$3,079	$6,643
Servicing fees	6,632	14,192
Account fees	2,140	2,555
University fees	1,506	1,603
Other revenue	127	54
Total operating revenues	13,484	25,047
Operating expenses:
Technology, communication, and processing	7,130	6,918
Salaries and employee benefits	6,425	9,482
Professional services	2,640	2,372
Provision for operating losses	1,677	1,602
Occupancy	102	307
Customer related supplies	228	230
Advertising and promotion	118	113
Restructuring, merger and acquisition related expenses	719	289
Other expense	820	771
Total operating expenses	19,859	22,084
(Loss) income from operations	(6,375)	2,963
Non-operating income and expense:
Gain on fair value of private warrant liability	1,421	2,644
(Loss) income before income tax expense	(4,954)	5,607
Income tax expense	6	1,643
Net (loss) income	$(4,960)	$3,964

Weighted average number of shares outstanding - basic	11,602	11,955
Weighted average number of shares outstanding - diluted	11,602	12,563

Basic (loss) earnings per common share	$(0.43)	$0.33
Diluted (loss) earnings per common share	$(0.43)	$0.32
See accompanying notes to the unaudited consolidated financial statements.

BM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
For the Three Months Ended March 31, 2023 and 2022
(amounts in thousands, except share data)

	Common Stock
	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total
Balance at December 31, 2022	12,240,237	$1	$72,342	$(23,485)	$48,858
Net loss	—	—	—	(4,960)	(4,960)
Conversion of private warrants to public warrants	—	—	20	—	20
Tax paid on behalf of employees related to net settlement of share-based awards	(473,874)	—	(2,429)	—	(2,429)
Share-based compensation expense	95,147	—	447	—	447
Balance at March 31, 2023	11,861,510	$1	$70,380	$(28,445)	$41,936

	Common Stock
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2021	12,193,378	$1	$60,686	$(22,706)	$37,981
Net income	—	—	—	3,964	3,964
Conversion of private warrants to public warrants	—	—	725	—	725
Tax paid on behalf of employees related to net settlement of share-based awards	(37,506)	—	(225)	—	(225)
Share-based compensation expense	90,075	—	2,919	—	2,919
Balance, March 31, 2022	12,245,947	$1	$64,105	$(18,742)	$45,364

See accompanying notes to the unaudited consolidated financial statements.

BM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(4,960)	$3,964
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of premises and equipment	60	48
Amortization of developed software	2,990	2,944
Amortization of other intangible assets	80	80
Amortization of leased assets	—	178
Provision for bad debt	23	(46)
Share-based compensation expense	635	2,919
Gain on fair value of private warrant liability	(1,421)	(2,644)
Changes in operating assets and liabilities:
Accounts receivable	(4,709)	(959)
Prepaid expenses and other current assets	(1,389)	(490)
Other assets	72	(96)
Accounts payable and accrued liabilities	6,244	1,825
Taxes payable	—	1,330
Operating lease liabilities	—	(180)
Deferred revenue	(3,994)	317
Net Cash (used in) provided by Operating Activities	(6,369)	9,190
Cash Flows from Investing Activities:
Development of internal use software	(1,297)	(2,020)
Purchases of premises and equipment	(82)	(118)
Net Cash used in Investing Activities	(1,379)	(2,138)
Cash Flows from Financing Activities:
Repurchase of private warrants	—	(1,977)
Payments related to net settlement of share-based compensation awards	(2,429)	(225)
Net Cash used in Financing Activities	(2,429)	(2,202)
Net (Decrease) Increase in Cash and Cash Equivalents	(10,177)	4,850
Cash and Cash Equivalents – Beginning	21,108	25,704
Cash and Cash Equivalents – Ending	$10,931	$30,554

Supplementary Cash Flow Information:
Income taxes paid, net of refunds	$7	$—
Noncash Operating, Investing, and Financing Activities:
Conversion of private warrants to public warrants	$20	$725
See accompanying notes to the unaudited consolidated financial statements.

BM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — DESCRIPTION OF THE BUSINESS

BM Technologies, Inc. (“BMTX” or the “Company”) (formerly known as BankMobile) provides state-of-the-art high-tech digital banking and disbursement services to consumers and students nationwide through a full service fintech banking platform, accessible to customers anywhere and anytime through digital channels.

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

Customers Bank currently holds the FDIC insured deposits that BMTX sources and services and is the issuing bank on BMTX’s debit cards. Customers Bank pays the Company a servicing fee for the deposits generated and passes through interchange income earned from transactions on debit cards.

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

On March 22, 2023, the Company and Customers Bank entered into a second amendment to the Deposit Processing Services Agreement (the “DPSA Second Amendment”) for the Higher Education serviced deposit accounts. The DPSA Second Amendment, among other things, extends the termination date of the Deposit Processing Services Agreement until the earlier of (i) the transfer of the Company’s Higher Education serviced deposits to a Durbin-exempt sponsor bank; or (ii) June 30, 2024; and revises the fee structure of the Deposit Processing Services Agreement.

Also on March 22, 2023, the Company and Customers Bank entered a new agreement for the current BaaS serviced deposit accounts (the “2023 Deposit Servicing Agreement”), under which, effective March 31, 2023, the Company will perform, on behalf of Customers Bank, Customer Bank’s services, duties, and obligations by and between Customers Bank and T-Mobile USA, Inc. that are not required to be provided by an FDIC insured financial institution.
On March 16, 2023, the Company entered into a Deposit Servicing Agreement (the “FCB Deposit Servicing Agreement”) with a new partner bank, First Carolina Bank, a North Carolina chartered, non-member community bank (“FCB”), which provides that FCB will establish and maintain deposit accounts and other banking services in connection with customized products and services offered by the Company to its Higher Education institution clients, and the Company will provide certain other related services in connection with the accounts. The initial term of the FCB Deposit Servicing Agreement is for four years, is subject to regulatory approval, and will automatically renew for additional two-year terms unless either party gives written notice of non-renewal at least 120 days prior to the expiration of the then-current term. The FCB Deposit Servicing Agreement may be terminated early by either party upon material breach, by either party upon notice that the continuation of the Depositor Program violates Applicable Law or Network Rules (as defined in the FCB Deposit Servicing Agreement); by FCB if a regulatory authority determined that the performance of its obligations under the FCB Deposit Servicing Agreement was not consistent with safe and sound banking practices; by either party upon the other party commencing or being subject to certain bankruptcy proceedings; by the Company should it experience a change in control on or after March 16, 2026; and by either party should the required regulatory approvals not be obtained on or before July 15, 2023.

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
NOTE 2 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

These interim unaudited consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). Any reference to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted from these interim unaudited consolidated financial statements as permitted by U.S. GAAP and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of Management, necessary to present a fair statement of the financial position and the results of operations and cash flows of BMTX for the interim periods presented.

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

Management has performed this required assessment as of May 22, 2023 including consideration of the effect of the DPSA Second Amendment and the 2023 Deposit Servicing Agreement with Customers Bank, and believes there is sufficient funds available to support its ongoing business operations and continue as a going concern for at least the next 12 months with projected liquidity of $21.5 million at May 22, 2024.

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

Significant Accounting Policies

These interim unaudited consolidated financial statements should be read in conjunction with the 2022 audited consolidated financial statements and related notes of BMTX, which describe BMTX’s significant accounting policies. There have been no material changes to BMTX’s significant accounting policies during the three months ended March 31, 2023 except as noted below.

Insurance Premium Finance Obligations

The Company includes the obligation for its insurance premium financing in Accounts payable and accrued liabilities on the interim unaudited Consolidated Balance Sheets. At March 31, 2023, the Company had two premium finance arrangements outstanding with balances totaling $1.1 million, average remaining installment payment terms of 8.5 months, and a weighted average annualized finance charge of 4.95%.

401(k) Plan

On January 3, 2023, the Company implemented the BM Technologies, Inc. 401(k) Plan (the “401(k) Plan”) for the benefit of BMTX’s eligible employees. The 401(k) Plan permits eligible employees to make voluntary contributions, up to a maximum of $63.5 thousand per year, subject to certain limitations. The Company offers a matching contribution equal to 50% of an eligible employee’s deferral election up to 3% of their annual salary. The Company records its contributions to the 401(k) Plan in Salaries and employee benefits on the unaudited Consolidated Statements of (Loss) Income. The Company’s employer contribution to the 401(k) Plan for the three months ended March 31, 2023 totaled $0.2 million.

Accounting Standards Update

As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised ASUs applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use the extended transition period under the JOBS Act.

From time to time, new accounting pronouncements are issued by the FASB that are adopted by BMTX as of the required effective dates. During the quarter ended March 31, 2023 there were no ASUs adopted by the Company that were considered material and there were no ASUs issued prior to March 31, 2023, which were not yet effective, considered relevant or material to the Company’s financial statements taken as a whole.
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

Accounts receivable deemed to be uncollectible are individually identified and are charged-off against the allowance for doubtful accounts. The allowance for doubtful accounts was $0.3 million at March 31, 2023 and $0.3 million at December 31, 2022.

(amounts in thousands)	Beginning Balance	Additions	Reductions	Ending Balance
Allowance for doubtful accounts
Three months ended March 31, 2023	$305	$115	$(92)	$328
Twelve months ended December 31, 2022	$79	$381	$(155)	$305

NOTE 4 — PREMISES AND EQUIPMENT AND DEVELOPED SOFTWARE

Premises and Equipment

The components of premises and equipment were as follows:

(amounts in thousands)	Expected Useful Life	March 31, 2023	December 31, 2022
IT equipment	3 to 5 years	$1,459	$1,377
Accumulated depreciation		(929)	(869)
Total		$530	$508

Depreciation is recorded in Occupancy expense on the unaudited Consolidated Statements of (Loss) Income. For the three months ended March 31, 2023 and 2022, BMTX recorded depreciation expense of less than $0.1 million, respectively.

Impairment is recorded in Occupancy expense on the unaudited Consolidated Statements of (Loss) Income. For the three months ended March 31, 2023 and 2022, BMTX recorded no impairment expense.

Developed Software

The components of developed software were as follows:

(amounts in thousands)	Expected Useful Life	March 31, 2023	December 31, 2022
Higher One Disbursement business developed software	10 years	$27,400	$27,400
Internally developed software	3 to 7 years	43,872	42,504
Work-in-process		3,006	3,077
		74,278	72,981
Accumulated amortization		(53,647)	(50,657)
Total		$20,631	$22,324
Amortization is recorded in Technology, communication and processing expense on the unaudited Consolidated Statements of (Loss) Income. BMTX recorded amortization expense of $3.0 million and $2.9 million for the three months ended March 31, 2023 and 2022, respectively.
Impairment is recorded in Technology, communication and processing expense on the unaudited Consolidated Statements of (Loss) Income. For the three months ended March 31, 2023 and 2022, BMTX recorded no impairment expense.
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

Goodwill is reviewed for impairment annually as of October 31 and between annual tests when events and circumstances indicate that impairment may have occurred. There was no goodwill impairment for the three months ended March 31, 2023 and 2022.

Other intangibles, net, includes assets subject to amortization that are reviewed for impairment under FASB ASC 360, Property, Plant and Equipment. There was no impairment for Other intangibles, net, for the three months ended March 31, 2023 and 2022.

The components of Other intangibles, net as of March 31, 2023 and December 31, 2022 were as follows:

(amounts in thousands)	Expected Useful Life	March 31, 2023	December 31, 2022
Customer relationships – universities	20 years	$6,402	$6,402
Accumulated amortization		(2,053)	(1,973)
Total		$4,349	$4,429

Amortization is recorded in Other expense on the unaudited Consolidated Statements of (Loss) Income. BMTX recorded amortization expense of $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

The customer relationships - universities will be amortized in future periods as follows:

Remainder of 2023		$240
2024		320
2025		320
2026		320
2027	320	320
After 2027		2,829
Total		$4,349
NOTE 6 — LEASES
At January 1, 2022, BMTX leased two offices under operating leases. On March 31, 2022, one of the two office leases matured, and we exited our New Haven, CT office facility. On September 30, 2022, the second office lease matured at our Wayne, PA office. On October 1, 2022, the Company entered into a 3-month short-term lease extension for this office under substantially identical terms and conditions as the original lease. At December 31, 2022, the 3-month short-term lease extension expired and was not renewed. The Company’s corporate headquarters is currently operating under a month-to-month short-term lease arrangement.

At March 31, 2023 and December 31, 2022, the Company had no operating lease right-of-use assets and operating lease liabilities outstanding.
Operating lease expenses are recorded in Occupancy on the unaudited Consolidated Statements of (Loss) Income. BMTX recorded lease expense of less than $0.1 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.

Cash paid pursuant to operating lease liabilities totaled zero and $0.2 million for the three months ended March 31, 2023 and 2022, respectively. These cash payments are reported as a component of cash flows (used in) provided by operating activities on the unaudited Consolidated Statements of Cash Flows.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable, and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the interim unaudited consolidated financial statements that are not currently accrued for. However, in light of the uncertainties inherent in these matters, it is possible that the ultimate resolution may have a material adverse effect on BMTX’s results of operations for a particular period, and future changes in circumstances or additional information could result in accruals or resolution in excess of established accruals, which could adversely affect BMTX’s results of operations, potentially materially.

NOTE 8 — SHAREHOLDERS’ EQUITY AND PRIVATE WARRANT LIABILITY

Common Stock
The Company is authorized to issue 1,000,000,000 shares of common stock, par value $0.0001 per share. At March 31, 2023, there were 11,861,510 shares of common stock issued and outstanding, which includes the 300,000 performance shares discussed below. At December 31, 2022 there were 12,240,237 shares of common stock issued and outstanding which includes the 300,000 performance shares discussed below.

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

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Performance Shares

The Company has 300,000 common shares, par value $0.0001 per share, issued and outstanding that contain a restrictive legend, subject to release only if the vesting criteria are met before the seventh anniversary of the closing date of the merger with Megalith. If the vesting criteria are not met prior to the seventh anniversary of the closing date of the merger, the shares will be forfeited and cancelled. The vesting criteria are met when either (1) the volume weighted average price of the Company’s common stock on the principal exchange on which such securities are then listed or quoted shall have been at or above $15.00 for twenty (20) trading days (which need not be consecutive) over a thirty (30) trading day period; or (ii) the Company sells shares of its capital stock in a secondary offering for at least $15.00 per share, in each case subject to equitable adjustment for share splits, share dividends, reorganizations, combinations, recapitalizations and similar transactions affecting the shares of the Company’s common stock after the merger, and possible reduction for certain dividends granted to the Company’s common stock, or (2) the Company undergoes certain change in control or sales transactions. None of the vesting criteria for the performance shares have been met and no expense has been recognized.

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

January 4, 2021 Share-Based Compensation Award

In connection with its January 4, 2021 divestiture of the Company, Customers Bank, the Company’s former parent, granted 1,317,035 of the merger consideration shares of the Company it received to certain employees and executives of the Company. The share-based compensation award was subject to vesting conditions, including a required service condition from award recipients through January 3, 2023. The grant date fair value of the award, totaling $19.6 million, was recorded as share-based compensation expense on the unaudited Consolidated Statements of (Loss) Income on a straight-line basis over the two-year post-grant vesting period, net of any actual forfeitures. The shares awarded were restricted until fully vested. The holders of restricted shares were provided an option to surrender a portion of their shares on the vesting date to cover their income tax obligations. On January 3, 2023, all restricted shares, net of prior forfeitures, vested.

The change in unvested shares under the January 4, 2021 Share-Based Compensation Award is shown below:

	Number of Awards	Weighted-Average Grant-Date Fair Value Per Award
Balance as of December 31, 2022	1,168,146	$14.87
Vested	(749,854)	$14.87
Net settlement of share-based awards for taxes	(418,292)	$14.87
Balance as of March 31, 2023	—	$—

BMTX recorded share-based compensation expense related to these awards of $0.1 million and $2.3 million for the three months ended March 31, 2023 and 2022, respectively.

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

The aggregate number of shares of common stock that may be issued pursuant to stock awards under the Equity Incentive Plan will not, and currently does not, exceed 10% of the issued and outstanding shares of our common stock on January 4, 2021 (1,220,037 shares). Grants were made under the Equity Incentive Plan during the three months ended March 31, 2023 as described within Restricted Stock Units and Performance - Based Restricted Stock Units below.

Restricted Stock Units

Restricted Stock Units (“RSUs”) granted under the Equity Incentive Plan generally vest in three or four equal installments on each anniversary of the grant date. The RSUs that have been granted are all paid in stock upon vesting, and are thus classified as equity awards, which are measured using the grant date fair value of BMTX common stock and are not remeasured at the end of each reporting period. We recognize compensation cost starting from the grant date on a straight-line basis over the required vesting period in accordance with ASC 718. We account for forfeitures as they occur and reverse any previously recognized compensation expense related to forfeited awards.

Performance - Based Restricted Stock Units

Performance - Based Restricted Stock Units (“PBRSUs”) granted under the Equity Incentive Plan currently vest upon the later of: a) the third year of employment following the grant date or b) the achievement of the specified performance goals within the fifth year of the grant date. As defined by the Equity Incentive Plan, the Compensation Committee of the Board of Directors determines the number of PBRSUs a participant earns based on the extent to which the corresponding performance goals have been achieved over the five-year performance cycle. The PBRSUs that have been granted are paid in stock upon vesting, and are thus classified as equity awards, which are measured using the grant date fair value of BMTX common stock and are not remeasured at the end of each reporting period. We account for forfeitures as they occur and reverse any previously recognized compensation expense related to forfeited awards.

For PBRSUs with milestones, upon the grant date, and at each subsequent reporting period, we reassess whether it is probable that we will achieve each operational milestone, and if so, the period when we expect to achieve that operational milestone. If upon the grant date, we determine that achievement of an operational milestone is probable, we allocate the full share-based compensation expense over the period between the grant date and the expected vesting condition achievement date. If upon the grant date, achievement of the operational milestone is not probable, we do not recognize compensation expense. If after the grant date, we determine achievement of an operational milestone becomes probable, we will allocate the full share-based compensation expense over the period between the grant date and the expected vesting condition achievement date, and we will recognize a catch-up expense equal to the value of previously unrecognized expense from the grant date to the vesting condition achievement date.

For PBRSUs with a market condition, we used a Monte Carlo simulation to determine the fair value on the grant date and recognize the share-based compensation expense over the derived service period.

The change in unvested RSUs and PBRSUs awarded is shown below:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of December 31, 2022	324,790	$8.84	335,000	$7.09
Granted	206,000	$3.52	205,000	$2.94
Vested	(95,147)	$8.93	—	$—
Forfeited	(35,564)	$8.61	(45,000)	$7.09
Balance as of March 31, 2023	400,079	$5.88	495,000	$5.37

For the three months ended March 31, 2023 and 2022, the share-based compensation expense related to the RSU awards totaled $0.3 million and $0.3 million, respectively.

For the three months ended March 31, 2023 and 2022, the share-based compensation expense related to the PBRSU awards totaled $0.2 million and $0.3 million, respectively.

Employee Stock Purchase Plan (“ESPP”)

The Company has an ESPP (the “BM Technologies Inc. 2021 Employee Stock Purchase Plan”) which has an effective date of May 1, 2021. The purpose of the ESPP is to provide eligible employees with an incentive to advance the interests of the Company and its Subsidiaries, by affording them an opportunity to purchase stock of the Company at a favorable price. As of March 31, 2023, there have been no shares purchased on behalf of employees under the ESPP, as the program has not yet been made available for employee participation.

Warrants

At March 31, 2023 and 2022, respectively, there were 22,703,004 warrants to purchase our common stock outstanding. The warrant totals for each period-end consist of 17,294,044 and 17,227,289 public warrants and 5,408,960 and 5,475,815 private warrants as of March 31, 2023 and 2022, respectively.

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

As of March 31, 2023, 1,600 of the Company’s outstanding public warrants have been exercised and 1,169,903 of the private warrants have been repurchased by the Company from related parties at $1.69 per warrant. During the three months ended March 31, 2023 and March 31, 2022, 66,855 and 300,000 of the private warrants have been reclassified to public warrants based upon a sale of the private warrants by the original holders which resulted in a modification of terms that effect classification as public warrants.

The private warrants and the public warrants are treated differently for accounting purposes, as follows:

Private Warrants

In accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity, the private warrants are accounted for as liabilities and are marked-to-market each reporting period with the change in fair value recognized in earnings. In general, under the mark-to-market accounting model, as our stock price increases, the private warrant liability increases, and we recognize additional expense on the unaudited Consolidated Statements of (Loss) Income – with the opposite when our stock price declines. Accordingly, the periodic revaluation of the private warrants could result in significant volatility in our reported earnings.

Income Statement Impact: Subsequent to the close of the merger, any change in fair value of the private warrants is recognized on the unaudited Consolidated Statements of (Loss) Income below operating profit as Gain on fair value of private warrant liability with a corresponding amount recognized in the Liability for private warrants on the unaudited Consolidated Balance Sheets. For the three months ended March 31, 2023 and 2022, we recorded a gain of $1.4 million and $2.6 million, respectively, resulting from the revaluation of the private warrants.

Balance Sheet Impact: The private warrant liability is presented in the account Liability for private warrants in the long-term liabilities section of our unaudited Consolidated Balance Sheets. As noted above, the change in fair value of the underlying private warrants results in a corresponding change in the balance of the warrant liability on the unaudited Consolidated Balance Sheets. When warrants are exercised, the fair value of the liability is reclassified to Additional paid-in capital within equity. Cash received for the exercise of warrants is reflected in Cash and cash equivalents with a corresponding offset recorded in Common stock and Additional paid-in capital within equity.

Cash Flow Impact: The impact of the change in fair value of the private warrants has no impact on our cash flows as it is a noncash adjustment. Cash received for the exercise of warrants is recorded in cash flows from financing activities. Cash paid for the repurchase of warrants is recorded in cash flows from financing activities. During the three months ended March 31, 2022, the Company repurchased private warrants from related parties for cash consideration totaling $2.0 million. No such transactions occurred during the three months ended March 31, 2023.

Shareholders’ Equity Impact: The impact to Additional paid in-capital as of the opening balance sheet is described above. Exercises of private warrants result in a reduction of the Liability for private warrants on the unaudited Consolidated Balance Sheets with a corresponding increase to Common Stock and Additional paid in-capital.

Public Warrants

In accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity, the public warrants are treated as equity instruments under U.S. GAAP. The public warrants are not marked-to-market each reporting period, thus there is no impact to earnings. Exercises of the public warrants are recorded as cash is received and are recorded in Cash and cash equivalents with a corresponding offset recorded in Common stock and Additional paid in-capital within equity. During the three months ended March 31, 2023 and March 31, 2022, there were no exercises of public warrants.
NOTE 9 — REVENUES

Revenues

BMTX recognizes operating revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers.

The following table presents BMTX’s revenues disaggregated by nature of the revenue stream and the pattern or timing of revenue recognition for the three months ended March 31, 2023 and 2022, respectively. The Company has one reportable segment and all revenues are earned in the U.S.

	Three Months Ended March 31,
(amounts in thousands)	2023	2022
Revenues:
Revenue recognized at point in time:
Interchange and card revenue	$3,079	$6,643
Servicing fees	6,632	14,192
Account fees	2,140	2,555
University fees - disbursement activity	260	476
Other revenue	39	54
Total revenue recognized at point in time	12,150	23,920
Revenue recognized over time:
University fees - subscriptions	1,246	1,127
Other revenue - maintenance and support	88	—
Total revenue recognized over time	1,334	1,127
Total revenues	$13,484	$25,047

Deferred Revenue

Deferred revenue consists of payments received from customers prior to the performance of services. Deferred revenue is recognized over the service period on a straight-line basis or when the contractual performance obligation has been satisfied.

The deferred revenue balance as of March 31, 2023 and December 31, 2022 was $2.7 million and $6.6 million, respectively.

During the three months ended March 31, 2023, the Company recognized revenue of approximately $4.8 million included in deferred revenue at the beginning of the period. During the three months ended March 31, 2022, the Company recognized revenue of approximately $14.1 million included in deferred revenue at the beginning of the period.

Unbilled receivables

The Company had $4.1 million of unbilled receivables, or amounts recognized as revenue for which invoices have not yet been issued, as of March 31, 2023, and $2.6 million as of December 31, 2022. Unbilled receivables are reported in Accounts receivable, net on the unaudited Consolidated Balance Sheets.

NOTE 10 — INCOME TAXES

The Company’s effective tax rate was (0.1)% and 29.3% for the three months ended March 31, 2023 and 2022, respectively.

The deferred tax asset at March 31, 2023 and 2022 was $28.4 million and $29.9 million, respectively. The balance consisted mainly of Section 197 intangibles for both periods. These Section 197 intangibles resulted from a step-up in tax basis of the assets acquired from BankMobile Technologies, Inc., which for U.S. GAAP purposes, were not recorded at fair value. The deferred tax asset balance at March 31, 2023 also includes net operating loss carryforwards for federal and state purposes.

A full valuation allowance has been recorded against the deferred tax asset balance for all periods presented. A valuation allowance is recognized when it is more likely than not, that all, or a portion of, the deferred tax asset will be realized based on the weight of the available positive and negative evidence. Management determined the verifiable negative evidence from the three years of cumulative losses outweighs any available positive evidence as of March 31, 2023, but will continue to evaluate this determination each quarterly period going forward.
NOTE 11 — (LOSS) EARNINGS PER COMMON SHARE
The following are the components and results of operations and (loss) earnings per common share calculations for the periods presented:

	Three Months Ended March 31,
(amounts in thousands, except per common share data)	2023	2022
Net (loss) income available to common shareholders	$(4,960)	$3,964
Net (loss) income used for EPS	$(4,960)	$3,964

Weighted-average number of common shares outstanding – basic	11,602	11,955
Weighted-average number of common shares outstanding – diluted	11,602	12,563

Basic (loss) earnings per common share	$(0.43)	$0.33
Diluted (loss) earnings per common share	$(0.43)	$0.32

The following table presents the reconciliation from basic to diluted weighted average shares outstanding used in the calculation of basic and diluted (loss) earnings per common share:

	Three Months Ended March 31,
(amounts in thousands)	2023	2022
Weighted-average number of common shares outstanding – basic	11,602	11,955
Add:
Service-based RSUs	—	608
Weighted-average number of common shares outstanding – diluted	11,602	12,563

For basic (loss) earnings per common share, the performance shares are subject to forfeiture and they are considered share-indexed instruments and not outstanding shares until they are vested. During the three months ended March 31, 2023 and 2022, the vesting criteria has not been met and they are not included.

For the three months ended March 31, 2023, our performance shares, public warrants, and private warrants were excluded from the computation of diluted weighted average shares outstanding as the necessary conditions had not been achieved for the performance shares and the average stock price for the period was below the strike price for the warrants. The performance shares are only considered in the calculation for diluted (loss) earnings per common share if they are dilutive in nature. The performance shares are only dilutive when the average share price is greater than the strike price and when positive net income is reported. During the three months ended March 31, 2023, the average share price was below the strike price and these shares were not included in the diluted (loss) earnings per common share calculations. For the three months ended March 31, 2023, our performance-based RSUs were excluded because the vesting is contingent upon the satisfaction of certain conditions which had not been achieved as of March 31, 2023. For the three months ended March 31, 2023, our service-based RSUs were excluded as the effect would be antidilutive.

For the three months ended March 31, 2022, our performance shares, public warrants, and private warrants were excluded from the computation of diluted weighted average shares outstanding as the necessary conditions had not been achieved for the performance shares and the average stock price for the period was below the strike price for the warrants. The performance shares are only considered in the calculation for diluted (loss) earnings per common share if they are dilutive in nature. The performance shares are only dilutive when the average share price is greater than the strike price and when positive net income is reported. During the three months ended March 31, 2022, the average share price was below the strike price and these shares were not included in the diluted (loss) earnings per common share calculations. For the three months ended March 31, 2022, our performance-based RSUs were excluded because the vesting is contingent upon the satisfaction of certain conditions which had not been achieved as of March 31, 2022.

The following table presents the potentially dilutive shares that were excluded from the computation of diluted (loss) earnings per common share:

	Three Months Ended March 31,
(amounts in thousands)	2023	2022
Performance shares	300	300
Public warrants	17,294	17,227
Private warrants	5,409	5,476
Performance-based RSUs	495	348
Service-based RSUs	400	—
Total	23,898	23,351
NOTE 12 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The following methods and assumptions were used to estimate the fair value of BMTX’s financial instruments as of March 31, 2023 and December 31, 2022:

Cash and cash equivalents
Cash and cash equivalents reported on the unaudited Consolidated Balance Sheets consists of non-interest bearing demand deposits, for which carrying value approximates fair value.
Accounts receivable, net
The carrying amount of accounts receivable approximates fair value because of the short-term nature of these items.

Liability for Private Warrants

The fair value of the private warrants was estimated using a modified version of the binomial lattice model incorporating the Cox-Ross-Rubenstein methodology at March 31, 2023 and at December 31, 2022. We assumed a term for the private warrants equal to the contractual term from the date of the merger with Megalith and then discounted the resulting value to the valuation date.

Among the key inputs and assumptions used in the pricing formula at March 31, 2023 were the following: a term of 2.77 years; volatility of 53%; a dividend yield of zero; an underlying stock price of $3.52; a risk free interest rate of 3.83%; and a closing price of the public warrants of $0.26 per share.

Among the key inputs and assumptions used in the pricing formula at December 31, 2022 were the following: a term of 3.01 years; volatility of 43%; a dividend yield of zero; an underlying stock price of $5.21; a risk free interest rate of 4.17%; and a closing price of the public warrants of $0.52 per share.

At March 31, 2023 and December 31, 2022, the warrant liability is classified as a Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement.

The estimated fair value of BMTX’s financial instruments at March 31, 2023 and December 31, 2022 were as follows:

			Fair Value Measurements at March 31, 2023
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$10,931	$10,931	$10,931	$—	$—
Accounts receivable, net	12,946	12,946	12,946	—	—
Liabilities:
Liability for private warrants	$1,406	$1,406	$—	$—	$1,406

			Fair Value Measurements at December 31, 2022
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$21,108	$21,108	$21,108	$—	$—
Accounts receivable, net	8,260	8,260	8,260	—	—
Liabilities:
Liability for private warrants	$2,847	$2,847	$—	$—	$2,847
NOTE 13 — RELATED PARTY TRANSACTIONS

The Company has several relationships with Customers Bank, which is a related party of the Company. These relationships are described below.

Cash management

All the Company’s cash and cash equivalents are on deposit with Customers Bank.

Servicing fees and interchange income

On January 4, 2021, we entered into a Deposit Processing Services Agreement (the “Deposit Processing Services Agreement”) with Customers Bank, which provided that Customers Bank would establish and maintain deposit accounts and other banking services in connection with customized products and services offered by us, and we would provide certain other related services in connection with the accounts. Customers Bank retains any and all revenue generated from the funds held in the deposit accounts, and in exchange, pays us a 3% servicing fee based on average monthly deposit balances, subject to certain contractual adjustments, and a monthly interchange fee equal to all debit card interchange revenues on the demand deposit accounts, plus the difference between Durbin-exempt and Durbin-regulated interchange revenue.

On June 29, 2022, the Company received written notice from Customers Bank that it did not intend to renew the Deposit Processing Services Agreement with the Company. The 180-day notice was given in accordance with the terms of the Deposit Processing Services Agreement, as a result of which, the Deposit Processing Services Agreement would terminate effective December 31, 2022.

On November 7, 2022, the Company and Customers Bank entered into the DPSA Amendment to extend the Deposit Processing Services Agreement termination date to the earlier of the Company’s successful completion of the transfer of the Company’s serviced deposits to a new partner bank or June 30, 2023. The DPSA Amendment also removes Customers Bank’s obligation to pay the Company the difference between the Durbin-exempt and Durbin-regulated interchange revenues. The other terms of the Deposit Processing Services Agreement remain in effect through the new termination date.

On March 22, 2023, we signed the DPSA Second Amendment. The DPSA Second Amendment, among other things, extends the termination date of the Deposit Processing Services Agreement until the earlier of (i) the transfer of the Company’s serviced deposits to a Durbin-exempt sponsor bank; or (ii) June 30, 2024; and revises the fee structure of the Deposit Processing Services Agreement. The other terms of the Deposit Processing Services Agreement, as amended by the DPSA Amendment, remain in effect through the new termination date.
On March 22, 2023, the Company and Customers Bank entered into the 2023 Deposit Servicing Agreement, under which, effective March 31, 2023, the Company will perform, on behalf of Customers Bank, Customer Bank’s services, duties, and obligations under the PLBPA by and between Customers Bank and T-Mobile USA, Inc. that are not required by Applicable Law (as defined in the 2023 Deposit Servicing Agreement) to be provided by an FDIC insured financial institution. The obligations of the Company and Customers Bank under the 2023 Deposit Servicing Agreement are similar to those under the Deposit Processing Services Agreement; provided, however, that (i) as of March 31, 2023, the 2023 Deposit Servicing Agreement and not the Deposit Processing Services Agreement shall govern the terms, conditions, roles, responsibilities, duties, and obligations of the Company and Customers Bank with respect to the PLBPA and the Depositor Accounts (as defined in the 2023 Deposit Servicing Agreement); (ii) the Deposit Processing Services Agreement is amended to the extent necessary or advisable to effect the same, including, without limitation, such that “Depositor” under the Deposit Processing Services Agreement shall not include any T-Mobile Customer (as defined in the PLBPA); and (iii) there is a different fee structure under the 2023 Deposit Servicing Agreement from that set forth in the Deposit Processing Services Agreement. The initial term of the 2023 Deposit Servicing Agreement continues until February 24, 2025, and will automatically renew for additional one-year terms unless either party gives written notice of non-renewal at least 180 days prior to the expiration of the then-current term. The 2023 Deposit Servicing Agreement may be terminated early by either party upon material breach, upon notice of an uncured objection from a regulatory authority, or by the Company upon 120 days’ written notice upon the satisfaction of certain conditions.
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

The Transition Services Agreement included a provision for providing the Company with assistance in the establishment and administration of a 401(k) plan for the benefit of Company employees. The Customers Bank 401(k) plan is a multi-employer plan, as defined by the U.S. Department of Labor in accordance with the Employee Retirement Income Security Act of 1974, and through December 31, 2022, the Customers Bank 401(k) covered both the full-time employees of Customers Bank and the Company. The Company records its contributions to the Customers Bank 401(k) Plan in Salaries and employee benefits on the unaudited Consolidated Statements of (Loss) Income. The Company’s employer contribution to the Customers Bank 401(k) Plan for the three months ended March 31, 2022 totaled $0.2 million.

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

Both the President and Executive Chairman of the Board of Customers Bank are immediate family members of the Company’s CEO, and together with their spouses, own less than 5.0% of the Company’s outstanding common stock at March 31, 2023.

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

On April 20, 2022, the Company entered into a Special Limited Agency Agreement (“SLA”) with Customers Bank that provides for marketing assistance from the Company for the referral of consumer installment loans funded by Customers Bank. In consideration for this marketing assistance, the Company receives certain fees specified within the SLA which are recorded as a component of Other revenue on the unaudited Consolidated Statements of Income (Loss). During the three months ended March 31, 2023, no revenue was realized under the SLA. The SLA was terminated on May 16, 2023.

Positions with Customers Bank are presented on the unaudited Consolidated Balance Sheets in Accounts receivable, net, Deferred revenue, and Accounts payable and accrued liabilities. The Accounts receivable balances related to Customers Bank as of March 31, 2023 and December 31, 2022 were $6.5 million and $1.4 million, respectively. The Deferred revenue balances related to Customers Bank as of March 31, 2023 and December 31, 2022 were zero and $3.8 million, respectively. The Accounts payable and accrued liabilities balances related to Customers Bank as of March 31, 2023 and December 31, 2022 were $5.6 million and $3.8 million, respectively.

The Company recognized $11.5 million and $23.0 million in revenues from Customers Bank for the three months ended March 31, 2023 and 2022, respectively. Of these amounts, $5.5 million and $6.4 million are paid directly by MasterCard or individual account holders to the Company for the three months ended March 31, 2023 and 2022, respectively. These amounts are presented on the unaudited Consolidated Statements of (Loss) Income in Total operating revenue.

The Company recognized zero and less than $0.1 million of expenses from Customers Bank for the three months ended March 31, 2023 and 2022, respectively. These amounts are presented on the unaudited Consolidated Statements of (Loss) Income in Total operating expenses.

NOTE 14 — RESTRUCTURING ACTIVITIES

On January 26, 2023, and in connection with our previously announced near-term strategy to focus on being an innovative, efficient, risk oriented fintech with a partner bank model, the Company committed to a targeted Profit Enhancement Plan (the “PEP”) that is intended to reduce operating costs, improve operating margins, improve operating cash flow, and continue advancing the Company’s ongoing commitment to profitable growth and continued innovation, and direct the Company’s resources toward its best opportunities.

Included within the PEP is a targeted reduction of the Company’s 2023 employee workforce of approximately 25% as compared to its headcount at December 31, 2022. This workforce reduction is in addition to targeted spend reduction and service provider rationalization.

The Company completed a workforce reduction of approximately 60 employees during the three months ended March 31, 2023. The Company’s workforce reduction expenses consisting of severance and other termination benefits totaling $0.8 million are recorded in Restructuring, merger and acquisition related expenses on the unaudited Consolidated Statements of (Loss) Income. $0.1 million of these expenses were incurred but not paid at March 31, 2023 and are included in Accounts payable and accrued liabilities on the unaudited Consolidated Balance Sheets.
NOTE 15 — SUBSEQUENT EVENTS

On April 7, 2023, the Company filed a petition (the “Petition”) in the Delaware Court of Chancery under Section 205 of the Delaware General Corporation Law to seek validation of the Company’s new charter effective upon its merger with special purpose acquisition company Megalith on January 4, 2021. On April 24, 2023, the Petition was granted, and all shares of capital stock of the Company issued in reliance of the effectiveness of its January 4, 2021 new charter were validated and declared effective as of the date and time of the original issuance of such shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our Management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with our interim unaudited consolidated financial statements and the related notes included in Item 1 “Unaudited Consolidated Financial Statements” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022. Historical results and percentage relationships are not necessarily indicative of operating results for future periods. Unless the context otherwise requires, for purposes of this Management’s Discussion and Analysis, references to the “Company,” “we,” and “our” refer to the business and operations of BM Technologies, Inc. (“BMTX”) and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including, without limitation, statements under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements generally, but not always, can be identified by the use of forward-looking terminology, including the words “believes”, “estimates”, “anticipates”, “expects”, “intends”, “plans”, “may”, “will”, “potential”, “projects”, “predicts”, “continue”, or “should”, or, in each case, their negative or other variations or comparable terminology.

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

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We caution readers that the foregoing list of factors is not exclusive, is not necessarily in order of importance, and readers should not place undue reliance on forward-looking statements. Additional factors that may cause actual results to differ materially from those contemplated by any forward-looking statements may also be found in our 2022 Annual Report on Form 10-K (including the “Risk Factor” section of that report), Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K filed with the SEC and available at the SEC’s website at http://www.sec.gov. We do not intend to and, except as required by law, hereby disclaim any obligation to update or revise any forward-looking statement contained in this Quarterly Report on Form 10-Q, which speaks only as of the date of its filing with the SEC, whether as a result of new information, future events, or otherwise.
BUSINESS OVERVIEW
BM Technologies, Inc. (“BMTX” or the “Company”) (formerly known as BankMobile) provides state-of-the-art high-tech digital banking and disbursement services to consumers and students nationwide through a full service fintech banking platform, accessible to customers anywhere and anytime through digital channels.

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

Customers Bank currently holds the FDIC insured deposits that BMTX sources and services and is the issuing bank on BMTX’s debit cards. Customers Bank pays the Company a servicing fee for the deposits generated and passes through interchange income earned from transactions on debit cards.

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

On March 22, 2023, the Company and Customers Bank entered into a second amendment to the Deposit Processing Services Agreement (the “DPSA Second Amendment”) for the Higher Education serviced deposit accounts. The DPSA Second Amendment, among other things, extends the termination date of the Deposit Processing Services Agreement until the earlier of (i) the transfer of the Company’s Higher Education serviced deposits to a Durbin-exempt sponsor bank; or (ii) June 30, 2024; and revises the fee structure of the Deposit Processing Services Agreement.

Also on March 22, 2023, the Company and Customers Bank entered a new agreement for the current BaaS serviced deposit accounts (the “2023 Deposit Servicing Agreement”), under which, effective March 31, 2023, the Company will perform, on behalf of Customers Bank, Customer Bank’s services, duties, and obligations by and between Customers Bank and T-Mobile USA, Inc. that are not required to be provided by an FDIC insured financial institution.
On March 16, 2023, the Company entered into a Deposit Servicing Agreement (the “FCB Deposit Servicing Agreement”) with a new partner bank, First Carolina Bank, a North Carolina chartered, non-member community bank (“FCB”), which provides that FCB will establish and maintain deposit accounts and other banking services in connection with customized products and services offered by the Company to its Higher Education institution clients, and the Company will provide certain other related services in connection with the accounts. The initial term of the FCB Deposit Servicing Agreement is for four years, is subject to regulatory approval, and will automatically renew for additional two-year terms unless either party gives written notice of non-renewal at least 120 days prior to the expiration of the then-current term. The FCB Deposit Servicing Agreement may be terminated early by either party upon material breach, by either party upon notice that the continuation of the Depositor Program violates Applicable Law or Network Rules (as defined in the FCB Deposit Servicing Agreement); by FCB if a regulatory authority determined that the performance of its obligations under the FCB Deposit Servicing Agreement was not consistent with safe and sound banking practices; by either party upon the other party commencing or being subject to certain bankruptcy proceedings; by the Company should it experience a change in control on or after March 16, 2026; and by either party should the required regulatory approvals not be obtained on or before July 15, 2023.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
For information regarding our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes to the critical accounting policies and estimates previously disclosed in that report.

NEW ACCOUNTING PRONOUNCEMENTS

As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised ASUs applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use the extended transition period under the JOBS Act.

From time to time, new accounting pronouncements are issued by the FASB that are adopted by BMTX as of the required effective dates. During the quarter ended March 31, 2023 there were no ASUs adopted by the Company that were considered material and there were no ASUs issued prior to March 31, 2023, which were not yet effective, considered relevant or material to the Company’s financial statements taken as a whole.

RESULTS OF OPERATIONS
The following discussion of our results of operations should be read in conjunction with our interim unaudited consolidated financial statements, including the accompanying notes.

The following summarized tables set forth our operating results for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Change	% Change
(dollars in thousands, except per common share data)	2023	2022
Operating revenues	$13,484	$25,047	$(11,563)	(46)%
Operating expenses	19,859	22,084	(2,225)	(10)%
(Loss) income from operations	(6,375)	2,963	(9,338)	NM
Gain on fair value of private warrant liability	1,421	2,644	(1,223)	(46)%
(Loss) income before income tax expense	(4,954)	5,607	(10,561)	NM
Income tax expense	6	1,643	(1,637)	(100)%
Net (loss) income	$(4,960)	$3,964	$(8,924)	NM

Basic (loss) earnings per common share	$(0.43)	$0.33	$(0.76)	NM
Diluted (loss) earnings per common share	$(0.43)	$0.32	$(0.75)	NM
NM refers to changes greater than 150%.
For the three months ended March 31, 2023, net income (loss) decreased $8.9 million, which included a $1.2 million decrease in the Gain on fair value of private warrant liability as compared to the three months ended March 31, 2022. Income (loss) from operations for the three months ended March 31, 2023 decreased $9.3 million as compared to the three months ended March 31, 2022. Operating revenues decreased by $11.6 million or 46% and operating expenses decreased by $2.2 million or 10%. Changes in quarterly operating revenues and expenses are discussed in greater detail below. Basic and diluted (loss) earnings per common share, which decreased to $(0.43), are both driven by the impact of the total net loss in the current year.
Operating Revenues

	Three Months Ended March 31,			% Change
(dollars in thousands)	2023	2022	Change
Interchange and card revenue	$3,079	$6,643	$(3,564)	(54)%
Servicing fees	6,632	14,192	(7,560)	(53)%
Account fees	2,140	2,555	(415)	(16)%
University fees	1,506	1,603	(97)	(6)%
Other revenue	127	54	73	135%
Total operating revenues	$13,484	$25,047	$(11,563)	(46)%
Total operating revenues decreased $11.6 million, or 46%, in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This decrease is primarily attributable to a $7.6 million or 53% decrease in Servicing fees, driven primarily by a 44% reduction in average total deposits and lower deposit yield, and a $3.6 million or 54% decrease in Interchange and card revenue driven primarily by the loss of Durbin-exempt rates as well as slightly lower overall spend.

Operating Expenses

	Three Months Ended March 31,			% Change
(dollars in thousands)	2023	2022	Change
Technology, communication, and processing	$7,130	$6,918	$212	3%
Salaries and employee benefits	6,425	9,482	(3,057)	(32)%
Professional services	2,640	2,372	268	11%
Provision for operating losses	1,677	1,602	75	5%
Occupancy	102	307	(205)	(67)%
Customer related supplies	228	230	(2)	(1)%
Advertising and promotion	118	113	5	4%
Restructuring, merger and acquisition related expenses	719	289	430	149%
Other expense	820	771	49	6%
Total operating expenses	$19,859	$22,084	$(2,225)	(10)%
Total operating expenses decreased $2.2 million, or 10%, in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This decrease is primarily attributable to a $3.1 million or 32% decrease in Salaries and employee benefits, driven primarily by a $2.9 million reduction in share-based compensation expenses due to the full vesting of the January 4, 2021 Share-Based Compensation Award, offset in part by a $0.4 million or 149% increase in Restructuring, merger and acquisition related expenses driven primarily by the severance and other termination benefits incurred in connection with the workforce reduction of approximately 60 employees.
Income Tax Expense
The Company’s effective tax rate was (0.1)% and 29.3% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate for the three months ended March 31, 2023 and 2022 differs as the Company was in a taxable loss position for the three months ended March 31, 2023 and was in a taxable income position for the three months ended March 31, 2022.
LIQUIDITY AND CAPITAL RESOURCES
Our Cash and cash equivalents consist of non-interest bearing, highly-liquid demand deposits. We had $10.9 million of Cash and cash equivalents at March 31, 2023 as compared to $21.1 million of Cash and cash equivalents at December 31, 2022.
We finance our operations through cash flows provided by operating activities. We intend to fund our ongoing operating activities with our existing cash and expected cash flows from operations. However, should additional liquidity be necessary, the Company could consider equity or debt financing, but there are no assurances that additional capital would be available or on terms that are acceptable to us.
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

Management has performed this required assessment as of May 22, 2023 including consideration of the effect of the DPSA Second Amendment and the 2023 Deposit Servicing Agreement with Customers Bank, and believes there is sufficient funds available to support its ongoing business operations and continue as a going concern for at least the next 12 months with projected liquidity of $21.5 million at May 22, 2024.

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

The table below summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,			% Change
(dollars in thousands)	2023	2022	Change
Net cash (used in) provided by operating activities	$(6,369)	$9,190	$(15,559)	NM
Net cash used in investing activities	(1,379)	(2,138)	759	(36)%
Net cash used in financing activities	(2,429)	(2,202)	(227)	10%
Net decrease in cash and cash equivalents	$(10,177)	$4,850	$(15,027)	NM
NM refers to changes greater than 150%.
Cash flows used in operating activities
Cash used in operating activities was $6.4 million in the three months ended March 31, 2023 which is a $15.6 million decrease as compared to the three months ended March 31, 2022. The decrease in net cash provided by operating activities is driven primarily by a $10.0 million decrease in cash Net income, a $3.8 million decreased source of cash from Accounts receivable, a $2.1 million increased use of cash for Prepaid expenses and Other assets and Taxes payable, and a $4.3 million reduced source of cash from Deferred revenue offset in part by a $4.4 million reduced use of cash for Accounts payable and accrued liabilities.

Cash flows used in investing activities
Cash used in investing activities decreased $0.8 million in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to decreased capitalization of development costs related to internal use software.
Cash flows used in financing activities
Cash used in financing activities increased $0.2 million in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to tax payments related to the net settlement of share-based compensation awards versus the private warrant repurchase transaction during the prior period.

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

At March 31, 2023 and December 31, 2022, Customers Bank accounted for 50% and 17% of our total Accounts receivable, net, respectively. At March 31, 2023 and December 31, 2022, a BaaS partner accounted for 33% and 60% of our total Accounts receivable, net, respectively. At March 31, 2023 and December 31, 2022, MasterCard accounted for 9% and 10% of our total Accounts receivable, net, respectively.

Financial instruments that potentially subject the Company to credit risk consist principally of cash held in the Company's operating account. Cash is maintained in accounts with Customers Bank, which, at times may exceed the FDIC coverage limit of $250,000. At March 31, 2023, the Company has not experienced losses on these cash accounts and Management believes, based upon the quality of Customers Bank, that the credit risk with regard to these deposits is not significant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our Management, including our Chief Executive Officer, Co-Chief Executive Officer, and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of Management, including our Chief Executive Officer, Co-Chief Executive Officer, and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)), as of March 31, 2023. Based on this evaluation, the Company’s Chief Executive Officer, Co-Chief Executive Officer, and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we routinely review our system of internal control over financial reporting and make changes to our systems and processes that are intended to ensure an effective internal control environment. There were no changes in the Company’s internal control over financial reporting during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes to the Risk Factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 5. OTHER INFORMATION
March 2023 Executive Equity Awards

Effective March 31, 2023, the Board of Directors of BM Technologies, Inc. (the “Company”) granted Service-based and Performance-based Restricted Stock Units (“RSUs”) under the Company’s 2020 Equity Incentive Plan. The RSU awards entitle the below officers to earn shares of the Company’s common stock over a three-to-five-year period in the case of the Performance-Based RSUs and a four-year pro rata vesting period in the case of the Service-Based RSUs:

Employee/Title	Service-Based RSUs - Number of Units	Performance-Based RSUs - Number of Units
Luvleen Sidhu, Chief Executive Officer	100,000	100,000
James Donahue, President	75,000	75,000
James Dullinger, Chief Financial Officer	30,000	30,000

ITEM 6. EXHIBITS
See exhibit index below for a list of the documents filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 8, 2021).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 8, 2021).
10.1†	DPSA Second Amendment to the Deposit Processing Services Agreement, dated March 22, 2023, by and between the Company and Customers Bank.*
10.2†	2023 Deposit Servicing Agreement, dated March 22, 2023, by and between the Company and Customers Bank. *
10.3†	FCB Deposit Servicing Agreement, dated March 16, 2023, by and between the Company and First Carolina Bank.*
10.4+	Employment Agreement with James Dullinger, dated January 26, 2023.*
10.5+	First Amendment to September 15, 2021 Employment Agreement with James Donahue, dated February 1, 2023.*
10.6+	Employment Agreement with Rajinder Singh, dated March 24, 2023 (incorporated by reference to the Company’s 8-K, filed with the SEC on March 24, 2023).
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.3	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32	Certification under 18 U.S.C. 1350.*
101
Interactive data files for BM Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of (Loss) Income (unaudited); (iii) the Consolidated Statements of Changes in Shareholders’ Equity (unaudited); (iv) the Consolidated Statements of Cash Flows (unaudited); and (v) the Notes to Unaudited Consolidated Financial Statements.*

104	The cover page from BM Technologies, Inc.’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2023 (formatted in Inline XBRL and included in Exhibit 101).*
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

May 22, 2023	BM Technologies, Inc.
(Registrant)

	By:	/s/ Luvleen Sidhu
	Name:	Luvleen Sidhu
	Title:	Chief Executive Officer
(Principal Executive Officer)

May 22, 2023	BM Technologies, Inc.
(Registrant)

	By:	/s/ Rajinder Singh
	Name:	Rajinder Singh
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

May 22, 2023	BM Technologies, Inc.
(Registrant)

	By:	/s/ James Dullinger
	Name:	James Dullinger
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)