Form 10-Q
period 2023-06-30
BM Technologies, Inc.
filed 2023-08-21
CIK 1725872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

The registrant had issued and outstanding 11,870,295 shares of common stock, par value $0.0001 per share, as of August 21, 2023.

Part I - Financial Information
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
BM TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS — UNAUDITED
(amounts in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$11,524	$21,108
Accounts receivable, net allowance for doubtful accounts of $562 and $305	7,083	8,260
Prepaid expenses and other assets	10,742	9,076
Total current assets	29,349	38,444
Premises and equipment, net	531	508
Developed software, net	19,759	22,324
Goodwill	5,259	5,259
Other intangibles, net	4,269	4,429
Other assets	—	72
Total assets	$59,167	$71,036
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$11,624	$12,684
Deferred revenue	8,209	6,647
Total current liabilities	19,833	19,331
Non-current liabilities:
Liability for private warrants	811	2,847
Other non-current liabilities	480	—
Total liabilities	$21,124	$22,178
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock: Par value $0.0001 per share; 10,000,000 shares authorized, none issued or outstanding at both June 30, 2023 and December 31, 2022	$—	$—
Common stock: Par value $0.0001 per share; 1 billion shares authorized; 11,866,345 shares issued and outstanding at June 30, 2023; 12,240,237 shares issued and outstanding at December 31, 2022	1	1
Additional paid-in capital	70,943	72,342
Accumulated deficit	(32,901)	(23,485)
Total shareholders’ equity	$38,043	$48,858
Total liabilities and shareholders’ equity	$59,167	$71,036
See accompanying notes to the unaudited consolidated financial statements.

BM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating revenues:
Interchange and card revenue	$1,804	$5,315	$4,883	$11,958
Servicing fees	7,700	13,295	14,332	27,487
Account fees	1,910	2,207	4,050	4,762
University fees	1,373	1,446	2,879	3,049
Other revenue	200	745	327	799
Total operating revenues	12,987	23,008	26,471	48,055
Operating expenses:
Technology, communication, and processing	6,364	7,297	13,582	14,215
Salaries and employee benefits	6,139	10,440	12,564	19,922
Professional services	2,338	2,420	4,978	4,792
Provision for operating losses	1,813	1,839	3,490	3,441
Occupancy	10	368	24	675
Customer related supplies	222	221	450	451
Advertising and promotion	125	84	243	197
Restructuring, merger, and acquisition related expenses	274	1	993	290
Other expense	743	707	1,563	1,478
Total operating expenses	18,028	23,377	37,887	45,461
(Loss) income from operations	(5,041)	(369)	(11,416)	2,594
Non-operating income and expense:
Gain on fair value of private warrant liability	595	5,640	2,016	8,284
(Loss) income before income tax expense	(4,446)	5,271	(9,400)	10,878
Income tax expense	10	909	16	2,552
Net (loss) income	$(4,456)	$4,362	$(9,416)	$8,326

Weighted average number of shares outstanding - basic	11,563	11,944	11,566	11,947
Weighted average number of shares outstanding - diluted	11,563	12,600	11,566	12,585

Basic (loss) earnings per common share	$(0.39)	$0.37	$(0.81)	$0.70
Diluted (loss) earnings per common share	$(0.39)	$0.35	$(0.81)	$0.66
See accompanying notes to the unaudited consolidated financial statements.

BM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
For the Three and Six Months Ended June 30, 2023 and 2022
(amounts in thousands, except share data)

	Common Stock
	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total
Balance at December 31, 2022	12,240,237	$1	$72,342	$(23,485)	$48,858
Net loss	—	—	—	(4,960)	(4,960)
Conversion of private warrants to public warrants	—	—	20	—	20
Tax paid on behalf of employees related to net settlement of share-based awards	(473,874)	—	(2,429)	—	(2,429)
Share-based compensation expense	95,147	—	447	—	447
Balance at March 31, 2023	11,861,510	$1	$70,380	$(28,445)	$41,936
Net loss	—	—	—	(4,456)	(4,456)
Tax paid on behalf of employees related to net settlement of share-based awards	(1,765)	—	(5)	—	(5)
Share-based compensation expense	6,600	—	568	—	568
Balance at June 30, 2023	11,866,345	$1	$70,943	$(32,901)	$38,043

	Common Stock
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2021	12,193,378	$1	$60,686	$(22,706)	$37,981
Net income	—	—	—	3,964	3,964
Conversion of private warrants to public warrants	—	—	725	—	725
Tax paid on behalf of employees related to net settlement of share-based awards	(37,506)	—	(225)	—	(225)
Share-based compensation expense	90,075	—	2,919	—	2,919
Balance, March 31, 2022	12,245,947	$1	$64,105	$(18,742)	$45,364
Net income	—	—	—	4,362	4,362
Share-based compensation expense	(7,000)	—	3,053	—	3,053
Balance at June 30, 2022	12,238,947	$1	$67,158	$(14,380)	$52,779

See accompanying notes to the unaudited consolidated financial statements.

BM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(9,416)	$8,326
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of premises and equipment	128	123
Loss on disposal of premises and equipment	—	38
Amortization of developed software	5,980	5,781
Amortization of other intangible assets	160	160
Amortization of leased assets	—	345
Provision for bad debt	257	(43)
Share-based compensation expense	1,358	5,972
Gain on fair value of private warrant liability	(2,016)	(8,284)
Changes in operating assets and liabilities:
Accounts receivable	920	2,156
Prepaid expenses and other current assets	(1,666)	(1,528)
Other assets	72	—
Accounts payable and accrued liabilities	(1,403)	1,734
Taxes payable	—	(1,807)
Operating lease liabilities	—	(360)
Deferred revenue	1,562	(190)
Net Cash (used in) provided by Operating Activities	(4,064)	12,423
Cash Flows from Investing Activities:
Development of internal use software	(2,935)	(3,185)
Purchases of premises and equipment	(151)	(256)
Net Cash used in Investing Activities	(3,086)	(3,441)
Cash Flows from Financing Activities:
Repurchase of private warrants	—	(1,977)
Payments related to net settlement of share-based compensation awards	(2,434)	(225)
Net Cash used in Financing Activities	(2,434)	(2,202)
Net (Decrease) Increase in Cash and Cash Equivalents	(9,584)	6,780
Cash and Cash Equivalents – Beginning	21,108	25,704
Cash and Cash Equivalents – Ending	$11,524	$32,484

Supplementary Cash Flow Information:
Income taxes paid, net of refunds	$27	$2,350
Noncash Operating, Investing, and Financing Activities:
Conversion of private warrants to public warrants	$20	$725
Contingent liability for acquired software	$480	$—
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

On March 22, 2023, the Company and Customers Bank entered into a second amendment to the Deposit Processing Services Agreement (the “DPSA Second Amendment”) for the Higher Education serviced deposit accounts. The DPSA Second Amendment, among other things, extends the termination date of the Deposit Processing Services Agreement until the earlier of (i) the transfer of the Company’s Higher Education serviced deposits to a Durbin-exempt partner bank; or (ii) June 30, 2024; and revises the fee structure of the Deposit Processing Services Agreement. See Note 15 - Subsequent Events for additional information for this agreement.

Also on March 22, 2023, the Company and Customers Bank entered into a new agreement for the current BaaS serviced deposit accounts (the “2023 Deposit Servicing Agreement”), under which, effective March 31, 2023, the Company will perform, on behalf of Customers Bank, Customer Bank’s services, duties, and obligations by and between Customers Bank and T-Mobile USA, Inc. that are not required to be provided by an FDIC insured financial institution.

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

The initial term of the FCB Deposit Servicing Agreement is for four years, is subject to certain closing conditions, and will automatically renew for additional two-year terms unless either party gives written notice of non-renewal at least 120 days prior to the expiration of the then-current term. The FCB Deposit Servicing Agreement may be terminated early by either party upon material breach, by either party upon notice that the continuation of the Depositor Program violates Applicable Law or Network Rules (as defined in the FCB Deposit Servicing Agreement); by FCB if a regulatory authority determined that the performance of its obligations under the FCB Deposit Servicing Agreement was not consistent with safe and sound banking practices; by either party upon the other party commencing or being subject to certain bankruptcy proceedings; by the Company should it experience a change in control on or after March 16, 2026; and by either party should regulatory approvals not be obtained on or before July 15, 2023. The Company continues to actively work on the transfer of its Higher Education customer deposits from Customers Bank to FCB; however, as of the date of this report, the regulatory review process is continuing, and the transfer has not yet occurred. See Note 15 - Subsequent Events for additional information for this agreement.
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

The preparation of interim unaudited consolidated financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the interim unaudited consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include going concern assessment, valuation of deferred tax assets, valuation of private warrants, and goodwill and intangible asset impairment analysis. Actual results could differ from those estimates.

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

Management has performed this required assessment as of August 21, 2023 including consideration of the effect of the DPSA Third Amendment, see Note 15 - Subsequent Events for additional information, and the 2023 Deposit Servicing Agreement with Customers Bank, and believes there is sufficient funds available to support its ongoing business operations and continue as a going concern for at least the next 12 months with projected liquidity of $13.0 million at August 21, 2024.

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

Significant Accounting Policies

These interim unaudited consolidated financial statements should be read in conjunction with the 2022 audited consolidated financial statements and related notes of BMTX, which describe BMTX’s significant accounting policies. There have been no material changes to BMTX’s significant accounting policies during the six months ended June 30, 2023 except as noted below.

Insurance Premium Finance Obligations

The Company includes the obligation for its insurance premium financing in Accounts payable and accrued liabilities on the interim unaudited Consolidated Balance Sheets. At June 30, 2023, the Company had two premium finance arrangements outstanding with balances totaling $0.7 million, average remaining installment payment terms of 5.5 months, and a weighted average annualized finance charge of 4.95%.

401(k) Plan

On January 3, 2023, the Company implemented the BM Technologies, Inc. 401(k) Plan (the “401(k) Plan”) for the benefit of BMTX’s eligible employees. The 401(k) Plan permits eligible employees to make voluntary contributions, up to a maximum of $63.5 thousand per year, subject to certain limitations. The Company offers a matching contribution equal to 50% of an eligible employee’s deferral election up to 3% of their annual salary. The Company records its contributions to the 401(k) Plan in Salaries and employee benefits on the unaudited Consolidated Statements of (Loss) Income. The Company’s employer contribution to the 401(k) Plan for the three and six months ended June 30, 2023 totaled $0.1 million and $0.3 million, respectively.

Accounting Standards Update

As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised ASUs applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use the extended transition period under the JOBS Act.

From time to time, new accounting pronouncements are issued by the FASB that are adopted by BMTX as of the required effective dates. During the six months ended June 30, 2023 there were no ASUs adopted by the Company that were considered material and there were no ASUs issued prior to June 30, 2023, which were not yet effective, considered relevant or material to the Company’s financial statements taken as a whole.
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

Accounts receivable deemed to be uncollectible are individually identified and are charged-off against the allowance for doubtful accounts. The allowance for doubtful accounts was $0.6 million at June 30, 2023 and $0.3 million at December 31, 2022.

(amounts in thousands)	Beginning Balance	Additions	Reductions	Ending Balance
Allowance for doubtful accounts
Six months ended June 30, 2023	$305	$432	$(175)	$562
Twelve months ended December 31, 2022	$79	$381	$(155)	$305

NOTE 4 — PREMISES AND EQUIPMENT AND DEVELOPED SOFTWARE

Premises and Equipment

The components of premises and equipment were as follows:

(amounts in thousands)	Expected Useful Life	June 30, 2023	December 31, 2022
IT equipment	3 to 5 years	$789	$1,377
Accumulated depreciation		(258)	(869)
Total		$531	$508

BMTX recorded depreciation expense of less than $0.1 million and $0.1 million for the three and six months ended June 30, 2023, respectively, as a component of Technology, communication, and processing expense on the unaudited Consolidated Statements of (Loss) Income and less than $0.1 million and $0.1 million for the three and six months ended June 30, 2022, respectively, as a component of Occupancy expense on the unaudited Consolidated Statements of (Loss) Income.

BMTX recorded no impairment expense during the three and six months ended June 30, 2023 and 2022.

Developed Software

The components of developed software were as follows:

(amounts in thousands)	Expected Useful Life	June 30, 2023	December 31, 2022
Higher One Disbursement business developed software	10 years	$27,400	$27,400
Internally developed software	3 to 7 years	44,299	42,504
Work-in-process		4,697	3,077
		76,396	72,981
Accumulated amortization		(56,637)	(50,657)
Total		$19,759	$22,324
Amortization is recorded in Technology, communication, and processing expense on the unaudited Consolidated Statements of (Loss) Income. BMTX recorded amortization expense of $3.0 million and $6.0 million for the three and six months ended June 30, 2023, respectively. BMTX recorded amortization expense of $2.9 million and $5.8 million for the three and six months ended June 30, 2022, respectively.

BMTX recorded no impairment expense during the three and six months ended June 30, 2023 and 2022.
NOTE 5 — GOODWILL AND OTHER INTANGIBLES
Goodwill represents the excess of the purchase price over the identifiable net assets of businesses acquired through business combinations accounted for under the acquisition method. Goodwill is reviewed for impairment annually as of October 31 and between annual tests when events and circumstances indicate that impairment may have occurred. There was no goodwill impairment for the three and six months ended June 30, 2023 and 2022.

Other intangibles, net represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. We have one intangible asset which is being amortized on a straight-line basis over twenty years.

The components of Other intangibles, net as of June 30, 2023 and December 31, 2022 were as follows:

(amounts in thousands)	Expected Useful Life	June 30, 2023	December 31, 2022
Customer relationships – universities	20 years	$6,402	$6,402
Accumulated amortization		(2,133)	(1,973)
Total		$4,269	$4,429

Other intangibles, net, includes assets subject to amortization that are reviewed for impairment under FASB ASC 360, Property, Plant and Equipment. Amortization is recorded in Other expense on the unaudited Consolidated Statements of (Loss) Income. BMTX recorded amortization expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively. BMTX recorded amortization expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively.
The customer relationships - universities will be amortized in future periods as follows:

Remainder of 2023	$160
2024	320
2025	320
2026	320
2027	320
After 2027	2,829
Total	$4,269
There was no impairment for Other intangibles, net, for the three and six months ended June 30, 2023 and 2022.
NOTE 6 — LEASES
At January 1, 2022, BMTX leased two offices under operating leases. On March 31, 2022, one of the two office leases matured, and we exited our New Haven, CT office facility. On September 30, 2022, the second office lease matured at our Wayne, PA office. On October 1, 2022, the Company entered into a 3-month short-term lease extension for this office under substantially identical terms and conditions as the original lease. At December 31, 2022, the 3-month short-term lease extension expired and was not renewed. The Company’s corporate headquarters is currently operating under a month-to-month short-term lease.

At June 30, 2023 and December 31, 2022, the Company had no operating lease right-of-use assets and operating lease liabilities outstanding.

Operating lease expenses are recorded in Occupancy on the unaudited Consolidated Statements of (Loss) Income. BMTX recorded lease expense of less than $0.1 million and $0.1 million for the three and six months ended June 30, 2023, respectively. BMTX recorded lease expense of $0.2 million and $0.4 million for the three and six months ended June 30, 2022, respectively.

Cash paid pursuant to operating lease liabilities totaled zero for the three and six months ended June 30, 2023, respectively. Cash paid pursuant to operating lease liabilities totaled $0.2 million and $0.4 million for the three and six months ended June 30, 2022, respectively. These cash payments are reported as a component of cash flows (used in) provided by operating activities on the unaudited Consolidated Statements of Cash Flows.
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

On June 5, 2023, the Company entered into an agreement to purchase certain software technology assets from a third-party. Purchase consideration consists of a payment of less than $0.1 million at closing and potential future contingent consideration of $0.5 million over the next three years if the technology is successfully and continuously deployed by the Company. The $0.5 million of contingent consideration is reported in Other non-current liabilities on the unaudited Consolidated Balance Sheets.

NOTE 8 — SHAREHOLDERS’ EQUITY AND PRIVATE WARRANT LIABILITY

Common Stock
The Company is authorized to issue 1,000,000,000 shares of common stock, par value 0.0001 per share. At June 30, 2023, there were 11,866,345 shares of common stock issued and outstanding, which includes the 300,000 performance shares discussed below. At December 31, 2022 there were 12,240,237 shares of common stock issued and outstanding which includes the 300,000 performance shares discussed below.

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

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

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

The change in unvested shares under the January 4, 2021 Share-Based Compensation Award is shown below:

	Number of Awards	Weighted-Average Grant-Date Fair Value Per Award
Balance as of December 31, 2022	1,168,146	$14.87
Vested	(749,854)	$14.87
Net settlement of share-based awards for taxes	(418,292)	$14.87
Balance as of June 30, 2023	—	$—

BMTX recorded share-based compensation expense related to these awards of zero and less than $0.1 million for the three and six months ended June 30, 2023, respectively. BMTX recorded share-based compensation expense related to these awards of $2.3 million and $4.5 million for the three and six months ended June 30, 2022, respectively.

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

On June 20, 2023, an amendment to the Equity Incentive Plan was approved by the Company’s stockholders. The amendment increased the total number of shares of common stock authorized under the Equity Incentive Plan by 1,279,963, from 1,220,037 (the number of shares authorized under the original 2020 Equity Incentive Plan) to 2,500,000.

Grants were made under the Equity Incentive Plan during the three and six months ended June 30, 2023 as described within Restricted Stock Units and Performance - Based Restricted Stock Units below.

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

The change in unvested RSUs and PBRSUs awarded is shown below:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of December 31, 2022	324,790	$8.84	335,000	$7.09
Granted	564,530	$3.40	455,000	$2.94
Vested	(101,747)	$8.79	—	$—
Forfeited	(44,184)	$8.30	(45,000)	$7.09
Balance as of June 30, 2023	743,389	$4.75	745,000	$4.56

For the three and six months ended June 30, 2023, the share-based compensation expense related to the RSU awards totaled $0.6 million and $0.9 million, respectively. For the three and six months ended June 30, 2022, the share-based compensation expense related to the RSU awards totaled $0.5 million and $0.9 million, respectively.

For the three and six months ended June 30, 2023, the share-based compensation expense related to the PBRSU awards totaled $0.2 million and $0.4 million, respectively. For the three and six months ended June 30, 2022, the share-based compensation expense related to the PBRSU awards totaled $0.3 million and $0.5 million, respectively.

Employee Stock Purchase Plan (“ESPP”)

The Company has an ESPP (the “BM Technologies Inc. 2021 Employee Stock Purchase Plan”) which has an effective date of May 1, 2021. The purpose of the ESPP is to provide eligible employees with an incentive to advance the interests of the Company and its Subsidiaries, by affording them an opportunity to purchase stock of the Company at a favorable price. As of June 30, 2023, there have been no shares purchased on behalf of employees under the ESPP, as the program has not yet been made available for employee participation.

Warrants

At June 30, 2023 and 2022, respectively, there were 22,703,004 warrants to purchase our common stock outstanding. The warrant totals for each period-end consist of 17,294,044 and 17,227,289 public warrants and 5,408,960 and 5,475,815 private warrants as of June 30, 2023 and 2022, respectively.

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

Through June 30, 2023, 1,600 of the Company’s outstanding public warrants have been exercised and 1,169,903 of the private warrants have been repurchased by the Company from related parties at $1.69 per warrant.

During the three and six months ended June 30, 2023, zero and 66,855 of the private warrants have been reclassified to public warrants based upon a sale of the private warrants by the original holders which resulted in a modification of terms that effect classification as public warrants, respectively. There were no warrants exercised in the three and six months ended June 30, 2023.

During the three and six month period ended June 30, 2022, zero and 300,000 of the private warrants have been reclassified to public warrants based upon a sale of the private warrants by the original holders which resulted in a modification of terms that effect classification as public warrants, respectively. There were 100 warrants exercised in the three and six months ended June 30, 2022.

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

Income Statement Impact: Subsequent to the close of the merger, any change in fair value of the private warrants is recognized on the unaudited Consolidated Statements of (Loss) Income below operating profit as Gain on fair value of private warrant liability with a corresponding amount recognized in the Liability for private warrants on the unaudited Consolidated Balance Sheets. For the three and six months ended June 30, 2023, we recorded a gain of $0.6 million and $2.0 million, respectively, resulting from the revaluation of the private warrants. For the three and six months ended June 30, 2022, we recorded a gain of $5.6 million and $8.3 million, respectively, resulting from the revaluation of the private warrants.

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

Cash Flow Impact: The impact of the change in fair value of the private warrants has no impact on our cash flows as it is a noncash adjustment. Cash received for the exercise of warrants is recorded in cash flows from financing activities. Cash paid for the repurchase of warrants is recorded in cash flows from financing activities. During the six months ended June 30, 2022, the Company repurchased private warrants from related parties for cash consideration totaling $2.0 million. No such transactions occurred during the six months ended June 30, 2023.

Shareholders’ Equity Impact: The impact to Additional paid in-capital as of the opening balance sheet is described above. Exercises of private warrants result in a reduction of the Liability for private warrants on the unaudited Consolidated Balance Sheets with a corresponding increase to Common Stock and Additional paid in-capital.

Public Warrants

In accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity, the public warrants are treated as equity instruments under U.S. GAAP. The public warrants are not marked-to-market each reporting period, thus there is no impact to earnings. Exercises of the public warrants are recorded as cash is received and are recorded in Cash and cash equivalents with a corresponding offset recorded in Common stock and Additional paid in-capital within equity. During the three and six months ended June 30, 2023, there were no exercises of public warrants. During the three and six months ended June 30, 2022, there were 100 exercises of public warrants.

NOTE 9 — REVENUES

Revenues

BMTX recognizes operating revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers.

The following table presents BMTX’s revenues disaggregated by nature of the revenue stream and the pattern or timing of revenue recognition for the three and six months ended June 30, 2023 and 2022, respectively. The Company has one reportable segment, and all revenues are earned in the U.S.

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2023	2022	2023	2022
Revenues:
Revenue recognized at point in time:
Interchange and card revenue	$1,804	$5,315	$4,883	$11,958
Servicing fees	7,700	13,295	14,332	27,487
Account fees	1,910	2,207	4,050	4,762
University fees - disbursement activity	172	281	432	757
Other revenue	57	745	96	799
Total revenue recognized at point in time	11,643	21,843	23,793	45,763
Revenue recognized over time:
University fees - subscriptions	1,201	1,165	2,447	2,292
Other revenue - maintenance and support	143	—	231	—
Total revenue recognized over time	1,344	1,165	2,678	2,292
Total revenues	$12,987	$23,008	$26,471	$48,055

Deferred Revenue

Deferred revenue consists of payments received from customers prior to the performance of services. Deferred revenue is recognized over the service period on a straight-line basis or when the contractual performance obligation has been satisfied.

The deferred revenue balance as of June 30, 2023 and December 31, 2022 was $8.2 million and $6.6 million, respectively.

During the six months ended June 30, 2023, the Company recognized revenue of approximately $5.9 million included in deferred revenue at the beginning of the period. During the six months ended June 30, 2022, the Company recognized revenue of approximately $15.0 million included in deferred revenue at the beginning of the period.

Unbilled receivables

The Company had $1.9 million of unbilled receivables, or amounts recognized as revenue for which invoices have not yet been issued, as of June 30, 2023, and $1.5 million as of December 31, 2022. Unbilled receivables are reported in Accounts receivable, net on the unaudited Consolidated Balance Sheets.
NOTE 10 — INCOME TAXES

The Company’s effective tax rate was (0.2)% and (0.2)% for the three and six months ended June 30, 2023, respectively. The Company’s effective tax rate was 17.2% and 23.5% for the three and six months ended June 30, 2022, respectively.

The deferred tax asset at June 30, 2023 and 2022 was $29.6 million and $30.4 million, respectively. The balance consisted mainly of Section 197 intangibles for both periods. These Section 197 intangibles resulted from a step-up in tax basis of the assets acquired from BankMobile Technologies, Inc., which for U.S. GAAP purposes, were not recorded at fair value. The deferred tax asset balance at June 30, 2023 also includes net operating loss carryforwards for federal and state purposes.

A full valuation allowance has been recorded against the deferred tax asset balance for all periods presented. A valuation allowance is recognized when it is more likely than not, that all, or a portion of, the deferred tax asset will be realized based on the weight of the available positive and negative evidence. Management determined the verifiable negative evidence from the three years of cumulative losses outweighs any available positive evidence as of June 30, 2023, but will continue to evaluate this determination each quarterly period going forward.
NOTE 11 — (LOSS) EARNINGS PER COMMON SHARE
The following are the components and results of operations and (loss) earnings per common share calculations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands, except per common share data)	2023	2022	2023	2022
Net (loss) income available to common shareholders	$(4,456)	$4,362	$(9,416)	$8,326
Net (loss) income used for EPS	$(4,456)	$4,362	$(9,416)	$8,326
Weighted-average number of common shares outstanding – basic	11,563	11,944	11,566	11,947
Weighted-average number of common shares outstanding – diluted	11,563	12,600	11,566	12,585
Basic (loss) earnings per common share	$(0.39)	$0.37	$(0.81)	$0.70
Diluted (loss) earnings per common share	$(0.39)	$0.35	$(0.81)	$0.66

The following table presents the reconciliation from basic to diluted weighted average shares outstanding used in the calculation of basic and diluted (loss) earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2023	2022	2023	2022
Weighted-average number of common shares outstanding – basic	11,563	11,944	11,566	11,947
Add:
Service-based RSUs	—	656	—	638
Weighted-average number of common shares outstanding – diluted	11,563	12,600	11,566	12,585

For basic (loss) earnings per common share, the performance shares are subject to forfeiture, and they are considered share-indexed instruments and not outstanding shares until they are vested. During the three and six months ended June 30, 2023 and 2022, the vesting criteria has not been met and they are not included.

For the three and six months ended June 30, 2023, our performance shares, public warrants, and private warrants were excluded from the computation of diluted weighted average shares outstanding as the necessary conditions had not been achieved for the performance shares and the average stock price for the period was below the strike price for the warrants. The performance shares are only considered in the calculation for diluted (loss) earnings per common share if they are dilutive in nature. The performance shares are only dilutive when the average share price is greater than the strike price and when positive net income is reported. During the three and six months ended June 30, 2023, the average share price was below the strike price and these shares were not included in the diluted (loss) earnings per common share calculations. For the three and six months ended June 30, 2023, our performance-based RSUs were excluded because the vesting is contingent upon the satisfaction of certain conditions which had not been achieved as of June 30, 2023. For the three and six months ended June 30, 2023, our service-based RSUs were excluded as the effect would be antidilutive.

For the three and six months ended June 30, 2022, our performance shares, public warrants, and private warrants were excluded from the computation of diluted weighted average shares outstanding as the necessary conditions had not been achieved for the performance shares and the average stock price for the period was below the strike price for the warrants. The performance shares are only considered in the calculation for diluted (loss) earnings per common share if they are dilutive in nature. The performance shares are only dilutive when the average share price is greater than the strike price and when positive net income is reported. During the three and six months ended June 30, 2022, the average share price was below the strike price and these shares were not included in the diluted (loss) earnings per common share calculations. For the three and six months ended June 30, 2022, our performance-based RSUs were excluded because the vesting is contingent upon the satisfaction of certain conditions which had not been achieved as of June 30, 2022.

The following table presents the potentially dilutive shares that were excluded from the computation of diluted (loss) earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2023	2022	2023	2022
Performance shares	300	300	300	300
Public warrants	17,294	17,227	17,294	17,227
Private warrants	5,409	5,476	5,409	5,476
Performance-based RSUs	745	348	745	348
Service-based RSUs	743	—	743	—
Total	24,491	23,351	24,491	23,351
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
The following methods and assumptions were used to estimate the fair value of BMTX’s financial instruments as of June 30, 2023 and December 31, 2022:

Cash and cash equivalents
Cash and cash equivalents reported on the unaudited Consolidated Balance Sheets consists of non-interest bearing demand deposits, for which carrying value approximates fair value.
Accounts receivable, net
The carrying amount of accounts receivable approximates fair value because of the short-term nature of these items.

Liability for Private Warrants

The fair value of the private warrants was estimated using a modified version of the binomial lattice model incorporating the Cox-Ross-Rubenstein methodology at June 30, 2023 and at December 31, 2022. We assumed a term for the private warrants equal to the contractual term from the date of the merger with Megalith and then discounted the resulting value to the valuation date.

Among the key inputs and assumptions used in the pricing formula at June 30, 2023 were the following: a term of 2.52 years; volatility of 54%; a dividend yield of zero; an underlying stock price of $2.98; a risk free interest rate of 4.62%; and a closing price of the public warrants of $0.15 per share.

Among the key inputs and assumptions used in the pricing formula at December 31, 2022 were the following: a term of 3.01 years; volatility of 43%; a dividend yield of zero; an underlying stock price of $5.21; a risk free interest rate of 4.17%; and a closing price of the public warrants of $0.52 per share.

At June 30, 2023 and December 31, 2022, the warrant liability is classified as a Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement.

The estimated fair value of BMTX’s financial instruments at June 30, 2023 and December 31, 2022 were as follows:

			Fair Value Measurements at June 30, 2023
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$11,524	$11,524	$11,524	$—	$—
Accounts receivable, net	7,083	7,083	7,083	—	—
Liabilities:
Liability for private warrants	$811	$811	$—	$—	$811

			Fair Value Measurements at December 31, 2022
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$21,108	$21,108	$21,108	$—	$—
Accounts receivable, net	8,260	8,260	8,260	—	—
Liabilities:
Liability for private warrants	$2,847	$2,847	$—	$—	$2,847
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

On March 22, 2023, we signed the DPSA Second Amendment. The DPSA Second Amendment, among other things, extends the termination date of the Deposit Processing Services Agreement until the earlier of (i) the transfer of the Company’s serviced deposits to a Durbin-exempt partner bank; or (ii) June 30, 2024; and revises the fee structure of the Deposit Processing Services Agreement. The other terms of the Deposit Processing Services Agreement, as amended by the DPSA Amendment, remain in effect through the new termination date. See Note 15 - Subsequent Events for additional information for this agreement.

On March 22, 2023, the Company and Customers Bank entered into the 2023 Deposit Servicing Agreement, under which, effective March 31, 2023, the Company will perform, on behalf of Customers Bank, Customer Bank’s services, duties, and obligations under the Private Label Banking Program Agreement (the “PLBPA”) by and between Customers Bank and T-Mobile USA, Inc. that are not required by Applicable Law (as defined in the 2023 Deposit Servicing Agreement) to be provided by an FDIC insured financial institution. The obligations of the Company and Customers Bank under the 2023 Deposit Servicing Agreement are similar to those under the Deposit Processing Services Agreement; provided, however, that (i) as of March 31, 2023, the 2023 Deposit Servicing Agreement and not the Deposit Processing Services Agreement shall govern the terms, conditions, roles, responsibilities, duties, and obligations of the Company and Customers Bank with respect to the PLBPA and the Depositor Accounts (as defined in the 2023 Deposit Servicing Agreement); (ii) the Deposit Processing Services Agreement is amended to the extent necessary or advisable to effect the same, including, without limitation, such that “Depositor” under the Deposit Processing Services Agreement shall not include any T-Mobile Customer (as defined in the PLBPA); and (iii) there is a different fee structure under the 2023 Deposit Servicing Agreement from that set forth in the Deposit Processing Services Agreement. The initial term of the 2023 Deposit Servicing Agreement continues until February 24, 2025, and will automatically renew for additional one-year terms unless either party gives written notice of non-renewal at least 180 days prior to the expiration of the then-current term. The 2023 Deposit Servicing Agreement may be terminated early by either party upon material breach, upon notice of an uncured objection from a regulatory authority, or by the Company upon 120 days’ written notice upon the satisfaction of certain conditions.
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

The Transition Services Agreement included a provision for providing the Company with assistance in the establishment and administration of a 401(k) plan for the benefit of Company employees. The Customers Bank 401(k) plan is a multi-employer plan, as defined by the U.S. Department of Labor in accordance with the Employee Retirement Income Security Act of 1974, and through December 31, 2022, the Customers Bank 401(k) covered both the full-time employees of Customers Bank and the Company. The Company records its contributions to the Customers Bank 401(k) Plan in Salaries and employee benefits on the unaudited Consolidated Statements of (Loss) Income. The Company’s employer contribution to the Customers Bank 401(k) Plan for the three and six months ended June 30, 2022 totaled $0.2 million and $0.4 million, respectively.

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

Both the President and Executive Chairman of the Board of Customers Bank are immediate family members of the Company’s CEO, and together with their spouses, own less than 5.0% of the Company’s outstanding common stock at June 30, 2023.

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

On April 20, 2022, the Company entered into a Special Limited Agency Agreement (“SLA”) with Customers Bank that provides for marketing assistance from the Company for the referral of consumer installment loans funded by Customers Bank. In consideration for this marketing assistance, the Company receives certain fees specified within the SLA which are recorded as a component of Other revenue on the unaudited Consolidated Statements of (Loss) Income. During the three and six months ended June 30, 2023, no revenue was realized under the SLA. The SLA was terminated on May 16, 2023.

Positions with Customers Bank are presented on the unaudited Consolidated Balance Sheets in Accounts receivable, net, Deferred revenue, and Accounts payable and accrued liabilities. The Accounts receivable balances related to Customers Bank as of June 30, 2023 and December 31, 2022 were $0.3 million and $1.4 million, respectively. The Deferred revenue balances related to Customers Bank as of June 30, 2023 and December 31, 2022 were $5.9 million and $3.8 million, respectively. The Accounts payable and accrued liabilities balances related to Customers Bank as of June 30, 2023 and December 31, 2022 were zero and $3.8 million, respectively.

The Company recognized $11.1 million and $22.6 million in revenues from Customers Bank for the three and six months ended June 30, 2023, respectively. Of these amounts, $4.4 million and $9.9 million are paid directly by MasterCard or individual account holders to the Company for the three and six months ended June 30, 2023, respectively. These amounts are presented on the unaudited Consolidated Statements of (Loss) Income in Total operating revenue.

The Company recognized $20.5 million and $43.6 million in revenues from Customers Bank for the three and six months ended June 30, 2022, respectively. Of these amounts, $5.5 million and $11.9 million are paid directly by MasterCard or individual account holders to the Company for the three and six months ended June 30, 2022, respectively. These amounts are presented on the unaudited Consolidated Statements of (Loss) Income in Total operating revenue.

The Company recognized zero expenses from Customers Bank for the three and six months ended June 30, 2023, respectively.

The Company recognized zero and less than $0.1 million of expenses from Customers Bank for the three and six months ended June 30, 2022, respectively. These amounts are presented on the unaudited Consolidated Statements of (Loss) Income in Total operating expenses.

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

The Company completed a workforce reduction of 61 employees during the six months ended June 30, 2023. The Company’s workforce reduction expenses, consisting of severance and other termination benefits for the three and six months ended June 30, 2023, totaled $0.3 million and $1.1 million, respectively, and are recorded in Restructuring, merger, and acquisition related expenses on the unaudited Consolidated Statements of (Loss) Income. $0.4 million of these expenses were incurred but not paid at June 30, 2023 and are included in Accounts payable and accrued liabilities on the unaudited Consolidated Balance Sheets.
NOTE 15 — SUBSEQUENT EVENTS

On August 18, 2023, the Company and Customers Bank entered into a third amendment to the Deposit Processing Services Agreement (the “DPSA Third Amendment”) for the Higher Education serviced deposit accounts. The DPSA Third Amendment extends the termination date of the Deposit Processing Services Agreement until the earlier of (i) the transfer of the Company’s Higher Education serviced deposits to a Durbin-exempt partner bank; or (ii) April 15, 2025.

On August 20, 2023, the Company and FCB entered into an amendment to the FCB Deposit Servicing Agreement (the “FCB DPSA First Amendment”). The FCB DPSA First Amendment, among other things, (i) extends the initial term from four years to five years after the effective date, (ii) provides that FCB will work with the Company and Customers Bank on the timely transfer of existing student depositor accounts on or before the effective date, and as agreed to by the parties, and (iii) amends the effective date to be the date on which FCB takes on deposits from the existing student depositor accounts.

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

On March 22, 2023, the Company and Customers Bank entered into a second amendment to the Deposit Processing Services Agreement (the “DPSA Second Amendment”) for the Higher Education serviced deposit accounts. The DPSA Second Amendment, among other things, extends the termination date of the Deposit Processing Services Agreement until the earlier of (i) the transfer of the Company’s Higher Education serviced deposits to a Durbin-exempt partner bank; or (ii) June 30, 2024; and revises the fee structure of the Deposit Processing Services Agreement. See Note 15 - Subsequent Events for additional information for this agreement.

Also on March 22, 2023, the Company and Customers Bank entered into a new agreement for the current BaaS serviced deposit accounts (the “2023 Deposit Servicing Agreement”), under which, effective March 31, 2023, the Company will perform, on behalf of Customers Bank, Customer Bank’s services, duties, and obligations by and between Customers Bank and T-Mobile USA, Inc. that are not required to be provided by an FDIC insured financial institution.
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
The initial term of the FCB Deposit Servicing Agreement is for four years, is subject to certain closing conditions, and will automatically renew for additional two-year terms unless either party gives written notice of non-renewal at least 120 days prior to the expiration of the then-current term. The FCB Deposit Servicing Agreement may be terminated early by either party upon material breach, by either party upon notice that the continuation of the Depositor Program violates Applicable Law or Network Rules (as defined in the FCB Deposit Servicing Agreement); by FCB if a regulatory authority determined that the performance of its obligations under the FCB Deposit Servicing Agreement was not consistent with safe and sound banking practices; by either party upon the other party commencing or being subject to certain bankruptcy proceedings; by the Company should it experience a change in control on or after March 16, 2026; and by either party should regulatory approvals not be obtained on or before July 15, 2023. The Company continues to actively work on the transfer of its Higher Education customer deposits from Customers Bank to FCB; however, as of the date of this report, the regulatory review process is continuing, and the transfer has not yet occurred. See Note 15 - Subsequent Events for additional information for this agreement.

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

From time to time, new accounting pronouncements are issued by the FASB that are adopted by BMTX as of the required effective dates. During the six months ended June 30, 2023 there were no ASUs adopted by the Company that were considered material and there were no ASUs issued prior to June 30, 2023, which were not yet effective, considered relevant or material to the Company’s financial statements taken as a whole.

RESULTS OF OPERATIONS
The following discussion of our results of operations should be read in conjunction with our interim unaudited consolidated financial statements, including the accompanying notes.

The following summarized tables set forth our operating results for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Change	% Change
(dollars in thousands, except per common share data)	2023	2022
Operating revenues	$12,987	$23,008	$(10,021)	(44)%
Operating expenses	18,028	23,377	(5,349)	(23)%
(Loss) income from operations	(5,041)	(369)	(4,672)	NM
Gain on fair value of private warrant liability	595	5,640	(5,045)	(89)%
(Loss) income before income tax expense	(4,446)	5,271	(9,717)	NM
Income tax expense	10	909	(899)	(99)%
Net (loss) income	$(4,456)	$4,362	$(8,818)	NM

Basic (loss) earnings per common share	$(0.39)	$0.37	$(0.76)	NM
Diluted (loss) earnings per common share	$(0.39)	$0.35	$(0.74)	NM
NM refers to changes greater than 150%.
For the three months ended June 30, 2023, Net income decreased $8.8 million as compared to the three months ended June 30, 2022, resulting in a Net loss of $4.5 million, which included a $5.0 million decrease in the Gain on fair value of private warrant liability as compared to the three months ended June 30, 2022. Loss from operations for the three months ended June 30, 2023 increased by $4.7 million as compared to the three months ended June 30, 2022. Operating revenues decreased by $10.0 million, or 44%, and Operating expenses decreased by $5.3 million, or 23%. Changes in operating revenues and expenses are discussed in greater detail below. Basic and diluted (loss) earnings per common share, which decreased to $(0.39), are both driven by the impact of the total net loss in the current year.

	Six Months Ended June 30,		Change	% Change
(dollars in thousands, except per common share data)	2023	2022
Operating revenues	$26,471	$48,055	$(21,584)	(45)%
Operating expenses	37,887	45,461	(7,574)	(17)%
(Loss) income from operations	(11,416)	2,594	(14,010)	NM
Gain on fair value of private warrant liability	2,016	8,284	(6,268)	(76)%
(Loss) income before income tax expense	(9,400)	10,878	(20,278)	NM
Income tax expense	16	2,552	(2,536)	(99)%
Net (loss) income	$(9,416)	$8,326	$(17,742)	NM

Basic (loss) earnings per common share	$(0.81)	$0.70	$(1.51)	NM
Diluted (loss) earnings per common share	$(0.81)	$0.66	$(1.47)	NM
NM refers to changes greater than 150%.

For the six months ended June 30, 2023, Net income decreased $17.7 million as compared to the six months ended June 30, 2022, resulting in a Net loss of $9.4 million, which included a $6.3 million decrease in the Gain on fair value of private warrant liability as compared to the six months ended June 30, 2022. Income from operations for the six months ended June 30, 2023 decreased $14.0 million, as compared to the six months ended June 30, 2022, resulting in a Loss from operations of $11.4 million. Operating revenues decreased by $21.6 million, or 45%, and Operating expenses decreased by $7.6 million, or 17%. Changes in operating revenues and expenses are discussed in greater detail below. Basic and diluted (loss) earnings per common share, which decreased to $(0.81), are both driven by the impact of the total net loss in the current year.

Operating Revenues

	Three Months Ended June 30,			% Change
(dollars in thousands)	2023	2022	Change
Interchange and card revenue	$1,804	$5,315	$(3,511)	(66)%
Servicing fees	7,700	13,295	(5,595)	(42)%
Account fees	1,910	2,207	(297)	(13)%
University fees	1,373	1,446	(73)	(5)%
Other revenue	200	745	(545)	(73)%
Total operating revenues	$12,987	$23,008	$(10,021)	(44)%
Total Operating revenues decreased $10.0 million, or 44%, in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. This decrease is primarily attributable to a $5.6 million, or 42%, decrease in Servicing fees, driven primarily by a 53% reduction in average total deposits, offset in part by higher deposit yields under the new deposit processing services agreements, and a $3.5 million, or 66%, decrease in Interchange and card revenue driven primarily by the loss of Durbin-exempt rates as well as slightly lower overall spend.

	Six Months Ended June 30,			% Change
(dollars in thousands)	2023	2022	Change
Interchange and card revenue	$4,883	$11,958	$(7,075)	(59)%
Servicing fees	14,332	27,487	(13,155)	(48)%
Account fees	4,050	4,762	(712)	(15)%
University fees	2,879	3,049	(170)	(6)%
Other revenue	327	799	(472)	(59)%
Total operating revenues	$26,471	$48,055	$(21,584)	(45)%

Total Operating revenues decreased $21.6 million, or 45%, in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This decrease is primarily attributable to a $13.2 million, or 48%, decrease in Servicing fees, driven primarily by a 49% reduction in average total deposits, offset in part by higher deposit yields during the second quarter of 2023 under the new deposit processing services agreements, and a $7.1 million, or 59%, decrease in Interchange and card revenue driven primarily by the loss of Durbin-exempt rates as well as slightly lower overall spend.

Operating Expenses

	Three Months Ended June 30,			% Change
(dollars in thousands)	2023	2022	Change
Technology, communication, and processing	$6,364	$7,297	$(933)	(13)%
Salaries and employee benefits	6,139	10,440	(4,301)	(41)%
Professional services	2,338	2,420	(82)	(3)%
Provision for operating losses	1,813	1,839	(26)	(1)%
Occupancy	10	368	(358)	(97)%
Customer related supplies	222	221	1	—%
Advertising and promotion	125	84	41	49%
Restructuring, merger, and acquisition related expenses	274	1	273	NM
Other expense	743	707	36	5%
Total operating expenses	$18,028	$23,377	$(5,349)	(23)%
NM refers to changes greater than 150%.
Total Operating expenses decreased $5.3 million, or 23%, in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. This decrease is primarily attributable to a $4.3 million, or 41%, decrease in Salaries and employee benefits, driven primarily by a $2.3 million reduction in share-based compensation expenses due to the full vesting of the January 4, 2021 Share-Based Compensation Award, and a $2.0 million reduction driven primarily by the effect of the PEP initiatives. In addition, there was a $0.9 million, or 13%, decrease Technology, communication, and processing driven primarily by cost savings from the PEP and higher capitalization of internally developed software expenses and a $0.4 million, or 97%, decrease in Occupancy due to physical office closures in 2023.These decreases were offset in part by $0.3 million of Restructuring, merger, and acquisition related expenses incurred in order to execute the PEP cost savings initiatives.

	Six Months Ended June 30,			% Change
(dollars in thousands)	2023	2022	Change
Technology, communication, and processing	$13,582	$14,215	$(633)	(4)%
Salaries and employee benefits	12,564	19,922	(7,358)	(37)%
Professional services	4,978	4,792	186	4%
Provision for operating losses	3,490	3,441	49	1%
Occupancy	24	675	(651)	(96)%
Customer related supplies	450	451	(1)	—%
Advertising and promotion	243	197	46	23%
Restructuring, merger, and acquisition related expenses	993	290	703	NM
Other expense	1,563	1,478	85	6%
Total operating expenses	$37,887	$45,461	$(7,574)	(17)%
NM refers to changes greater than 150%.

Total Operating expenses decreased $7.6 million, or 17%, in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This decrease is primarily attributable to a $7.4 million, or 37%, decrease in Salaries and employee benefits, driven primarily by a $4.5 million reduction in share-based compensation expenses due to the full vesting of the January 4, 2021 Share-Based Compensation Award, and a $2.9 million reduction driven primarily by the effect of the PEP initiatives. In addition, there was a $0.6 million, or 4%, decrease Technology, communication, and processing driven primarily by cost savings from the PEP and higher capitalization of internally developed software expenses and a $0.7 million, or 96%, decrease in Occupancy due to physical office closures in 2023. These decreases were offset in part by $0.7 million of increased Restructuring, merger, and acquisition related expenses incurred in order to execute the PEP cost savings initiatives.

Income Tax Expense
The Company’s effective tax rate was (0.2)% and (0.2)% for the three and six months ended June 30, 2023, respectively. The Company’s effective tax rate was 17.2% and 23.5% for the three and six months ended June 30, 2022, respectively. The Company was in a taxable loss position for the three and six months ended June 30, 2023 and was in a taxable income position for the three and six months ended June 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES
Our Cash and cash equivalents consist of non-interest bearing, highly-liquid demand deposits. We had $11.5 million of Cash and cash equivalents at June 30, 2023 as compared to $21.1 million of Cash and cash equivalents at December 31, 2022.
We finance our operations through cash flows provided primarily by operating activities. We intend to fund our ongoing operating activities with our existing cash and expected cash flows from future operations. However, should additional liquidity be necessary, the Company could consider equity or debt financing, but there are no assurances that additional capital would be available or on terms that are acceptable to us.
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

Management has performed this required assessment as of August 21, 2023 including consideration of the effect of the DPSA Third Amendment, see Note 15 - Subsequent Events for additional information, and the 2023 Deposit Servicing Agreement with Customers Bank and believes there is sufficient funds available to support its ongoing business operations and continue as a going concern for at least the next 12 months with projected liquidity of $13.0 million at August 21, 2024.

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

The table below summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,			% Change
(dollars in thousands)	2023	2022	Change
Net cash (used in) provided by operating activities	$(4,064)	$12,423	$(16,487)	(133)%
Net cash used in investing activities	(3,086)	(3,441)	355	(10)%
Net cash used in financing activities	(2,434)	(2,202)	(232)	11%
Net decrease in cash and cash equivalents	$(9,584)	$6,780	$(16,364)	NM
NM refers to changes greater than 150%.
Cash flows used in operating activities
Cash used in operating activities was $4.1 million in the six months ended June 30, 2023 which is a $16.5 million net decrease in cash provided by operating activities as compared to the six months ended June 30, 2022. The decrease in net cash provided by operating activities is driven primarily by a $16.0 million decrease in cash Net income, a $1.2 million decreased source of cash from Accounts receivable, and a $3.1 million increased use of cash for Accounts payable and accrued liabilities, offset in part by a $1.8 million decreased use of cash for Taxes payable, a $1.6 million increased source of cash from Deferred revenue, and a $0.4 million decreased use of cash for Operating lease liabilities.

Cash flows used in investing activities
Cash used in investing activities decreased $0.4 million in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to decreased capitalization of development costs related to internal use software and decreased purchases of equipment.
Cash flows used in financing activities
Cash used in financing activities increased $0.2 million in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to larger tax payments related to the net settlement of share-based compensation awards versus the private warrant repurchase transaction during the prior period.

ITEM 3. QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Credit Risk

We are exposed to various economic risks in the normal course of business including concentration of credit risk. Potential concentration of credit risk consists primarily of accounts receivable from Customers Bank, BaaS partners, MasterCard, and Higher Education institution clients. Historically, we have not experienced any material losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these balances.

At June 30, 2023 and December 31, 2022, Customers Bank accounted for 4% and 17% of our total Accounts receivable, net, respectively. At June 30, 2023 and December 31, 2022, a BaaS partner accounted for 59% and 60% of our total Accounts receivable, net, respectively. At June 30, 2023 and December 31, 2022, MasterCard accounted for 21% and 10% of our total Accounts receivable, net, respectively.

Financial instruments that potentially subject the Company to credit risk consist principally of cash held in the Company's operating account. Cash is maintained in accounts with Customers Bank, which, at times may exceed the FDIC coverage limit of $250,000. At June 30, 2023, the Company has not experienced losses on these cash accounts and Management believes, based upon the quality of Customers Bank, that the credit risk with regard to these deposits is not significant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our Management, including our Chief Executive Officer, Co-Chief Executive Officer, and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of Management, including our Chief Executive Officer, Co-Chief Executive Officer, and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)), as of June 30, 2023. Based on this evaluation, the Company’s Chief Executive Officer, Co-Chief Executive Officer, and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we routinely review our system of internal control over financial reporting and make changes to our systems and processes that are intended to ensure an effective internal control environment. Certain internal control deficiencies were identified during the second quarter of 2023, that upon assessment, did not rise to the level of a material weakness. Management is actively engaged in the implementation of remediation plans to address the controls contributing to these control deficiencies. There were no changes in the Company’s internal control over financial reporting during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1A. RISK FACTORS

Except as set forth in the following sentences, there have been no material changes to the Risk Factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. In our Annual Report on Form 10-K, we reported that a recent decision of the Delaware Court of Chancery had created uncertainty regarding the validity of our Amended Charter and whether the vote to approve the Amended Charter met the requirements under Section 242(b)(2) of the Delaware General Corporation Law (the “DGCL”), resulting in potential uncertainty with respect to our capitalization that could have had a material adverse effect on our operations, including our ability to complete financing transactions, until the underlying issues were definitively resolved. On April 7, 2023, we filed a petition (the “Petition”) in the Delaware Court of Chancery under Section 205 of the DGCL to seek validation of the Company’s Amended Charter effective upon our merger with Megalith Financial Acquisition Corporation, a special purpose acquisition company, on January 4, 2021. On April 24, 2023, the Petition was granted, and all shares of capital stock of the Company issued in reliance of the effectiveness of our Amended Charter were validated and declared effective as of the date and time of the original issuance of such shares. Accordingly, that risk no longer exists.

ITEM 5. OTHER INFORMATION

DPSA Third Amendment

Reference is made to: (i) the description of “Deposit Servicing Agreement” set forth in Item 1.01 of the Current Report on Form 8-K of BM Technologies, Inc. (the “Company”) dated January 4, 2021 and filed with the Securities and Exchange Commission (“SEC”) on January 8, 2021 (the “2021 Form 8-K”); (ii) the Deposit Processing Services Agreement dated as of January 4, 2021 between the Company and Customers Bank (the “DPSA”) filed as Exhibit 10.3 to the 2021 Form 8-K; (iii) Item 1.01 of the Company’s Current Report on Form 8-K dated November 8, 2022 and filed that same date with the SEC (the “2022 Form 8-K”); (iv) the First Amendment to the DPSA dated November 7, 2022 (the “First Amendment”) filed as Exhibit 10.1 to the 2022 Form 8-K; (v) Item 1.01 of the Company’s Current Report on Form 8-K/A dated March 16, 2023 and filed with the SEC on March 22, 2023; and (vi) the Second Amendment to the DPSA dated March 22, 2023 (the “Second Amendment”) filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed with the SEC on May 22, 2023.

Items (i) through (vi) above are hereby incorporated by this reference. The DPSA originally had a term that expired on December 31, 2022. The First Amendment, among other things, extended the termination date of the DPSA for six months. The Second Amendment, among other things, extended the termination date of the DPSA until the earlier of: (i) the transfer of the Company’s serviced deposits to a Durbin Exempt (as such term is defined in the DPSA) sponsor bank; or (ii) June 30, 2024. On August 18, 2023, the Company and Customers Bank entered into the Third Amendment to the DPSA (the “Third Amendment”) that, among other things, extends the termination date of the DPSA until the earlier of: (i) the transfer of the Company’s serviced deposits to a Durbin Exempt (as such term is defined in the DPSA) sponsor bank; or (ii) April 15, 2025.

The foregoing summary of the Third Amendment does not purport to be complete and is qualified in its entirety by reference to Amendment No. 3, a copy of which will be filed with the SEC as an exhibit not later than with the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

FCB Deposit Servicing Agreement Amendment

Reference is made to: (i) the description of “2023 FCB Deposit Servicing Agreement” set forth in Item 1.01 of the Current Report on Form 8-K/A of the Company dated March 16, 2023 and filed with the SEC on March 22, 2023 (the “2023 Form 8-K/A”); and (ii) the Deposit Processing Services Agreement dated as of March 16, 2023 between the Company and First Carolina Bank (“FCB”) (the “FCB – DPSA”) filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed with the SEC on May 22, 2023.

Items (i) and (ii) above are hereby incorporated by this reference. On August 20, 2023, the Company and FCB entered into the First Amendment to the FCB – DPSA (the “FCB First Amendment”) that, among other things: (i) extends the Initial Term from four years until five years after the Effective Date; (ii) provides that FCB will work with the Company and Customers Bank on the timely transfer of Existing Student Depositor Accounts “on or before the Effective Date and as agreed to by the parties” rather than “prior to May 1, 2023, subject to receipt of all Requisite Regulatory Approvals” and (iii) amends “Effective Date” to be the date on which FCB takes on Deposits from the Existing Student Depositor Accounts “pursuant to section 8.1”, which is “as agreed to by the parties”.

The foregoing summary of the FCB First Amendment does not purport to be complete and is qualified in its entirety by reference to the FCB First Amendment, a copy of which will be filed with the SEC as an exhibit not later than with the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.
ITEM 6. EXHIBITS
See exhibit index below for a list of the documents filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 8, 2021).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 8, 2021).
10.1+	First Amendment to the BM Technologies 2020 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8, filed with the SEC on June 30, 2023.
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.3	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32	Certification under 18 U.S.C. 1350.*
101
Interactive data files for BM Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of (Loss) Income (unaudited); (iii) the Consolidated Statements of Changes in Shareholders’ Equity (unaudited); (iv) the Consolidated Statements of Cash Flows (unaudited); and (v) the Notes to Unaudited Consolidated Financial Statements.*

104	The cover page from BM Technologies, Inc.’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2023 (formatted in Inline XBRL and included in Exhibit 101).*
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

August 21, 2023	BM Technologies, Inc.
(Registrant)

	By:	/s/ Luvleen Sidhu
	Name:	Luvleen Sidhu
	Title:	Chief Executive Officer
(Principal Executive Officer)

August 21, 2023	BM Technologies, Inc.
(Registrant)

	By:	/s/ Rajinder Singh
	Name:	Rajinder Singh
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

August 21, 2023	BM Technologies, Inc.
(Registrant)

	By:	/s/ James Dullinger
	Name:	James Dullinger
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)