Form 10-Q
period 2023-09-30
BM Technologies, Inc.
filed 2023-11-20
CIK 1725872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

The registrant had issued and outstanding 11,869,925 shares of common stock, par value $0.0001 per share, as of November 20, 2023.

Part I - Financial Information
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
BM TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS — UNAUDITED
(amounts in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$8,802	$21,108
Accounts receivable, net allowance for doubtful accounts of $655 and $305	8,511	8,260
Prepaid expenses and other assets	6,088	9,076
Total current assets	23,401	38,444
Premises and equipment, net	534	508
Developed software, net	17,668	22,324
Goodwill	5,259	5,259
Other intangibles, net	4,189	4,429
Other assets	—	72
Total assets	$51,051	$71,036
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$12,513	$12,684
Deferred revenue	3,440	6,647
Total current liabilities	15,953	19,331
Non-current liabilities:
Liability for private warrants	378	2,847
Other non-current liabilities	480	—
Total liabilities	$16,811	$22,178
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock: Par value $0.0001 per share; 10,000,000 shares authorized, none issued or outstanding at both September 30, 2023 and December 31, 2022	$—	$—
Common stock: Par value $0.0001 per share; 1 billion shares authorized; 11,869,925 shares issued and outstanding at September 30, 2023; 12,240,237 shares issued and outstanding at December 31, 2022	1	1
Additional paid-in capital	71,092	72,342
Accumulated deficit	(36,853)	(23,485)
Total shareholders’ equity	$34,240	$48,858
Total liabilities and shareholders’ equity	$51,051	$71,036
See accompanying notes to the unaudited consolidated financial statements.

BM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating revenues:
Interchange and card revenue	$2,652	$5,325	$7,535	$17,283
Servicing fees	8,658	10,163	22,990	37,650
Account fees	1,931	2,110	5,981	6,872
University fees	1,412	1,357	4,291	4,406
Other revenue	88	903	415	1,702
Total operating revenues	14,741	19,858	41,212	67,913
Operating expenses:
Technology, communication, and processing	8,186	7,731	21,768	21,944
Salaries and employee benefits	4,773	10,773	17,337	30,656
Professional services	2,948	2,454	7,926	7,225
Provision for operating losses	2,138	1,564	5,628	5,006
Occupancy	9	160	33	875
Customer related supplies	227	225	677	676
Advertising and promotion	128	242	371	461
Restructuring, merger, and acquisition related expenses	—	—	993	290
Other expense	717	989	2,280	2,467
Total operating expenses	19,126	24,138	57,013	69,600
Loss from operations	(4,385)	(4,280)	(15,801)	(1,687)
Non-operating income and expense:
Gain (loss) on fair value of private warrant liability	433	(1,369)	2,449	6,916
(Loss) income before income tax expense	(3,952)	(5,649)	(13,352)	5,229
Income tax (benefit) expense	—	(729)	16	1,823
Net (loss) income	$(3,952)	$(4,920)	$(13,368)	$3,406

Weighted average number of shares outstanding - basic	11,570	11,940	11,567	11,944
Weighted average number of shares outstanding - diluted	11,570	11,940	11,567	12,215

Basic (loss) earnings per common share	$(0.34)	$(0.41)	$(1.16)	$0.29
Diluted (loss) earnings per common share	$(0.34)	$(0.41)	$(1.16)	$0.28
See accompanying notes to the unaudited consolidated financial statements.

BM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
For the Three and Nine Months Ended September 30, 2023 and 2022
(amounts in thousands, except share data)

	Common Stock
	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total
Balance at December 31, 2022	12,240,237	$1	$72,342	$(23,485)	$48,858
Net loss	—	—	—	(4,960)	(4,960)
Conversion of private warrants to public warrants	—	—	20	—	20
Tax paid on behalf of employees related to net settlement of share-based awards	(473,874)	—	(2,429)	—	(2,429)
Share-based compensation expense	95,147	—	447	—	447
Balance at March 31, 2023	11,861,510	$1	$70,380	$(28,445)	$41,936
Net loss	—	—	—	(4,456)	(4,456)
Tax paid on behalf of employees related to net settlement of share-based awards	(1,765)	—	(5)	—	(5)
Share-based compensation expense	6,600	—	568	—	568
Balance at June 30, 2023	11,866,345	$1	$70,943	$(32,901)	$38,043
Net loss	—	—	—	(3,952)	(3,952)
Tax paid on behalf of employees related to net settlement of share-based awards	(1,253)	—	(4)	—	(4)
Share-based compensation expense	4,833	—	153		153
Balance at September 30, 2023	11,869,925	$1	$71,092	$(36,853)	$34,240

	Common Stock
(amounts in thousands, except share data)	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2021	12,193,378	$1	$60,686	$(22,706)	$37,981
Net income	—	—	—	3,964	3,964
Conversion of private warrants to public warrants	—	—	725	—	725
Tax paid on behalf of employees related to net settlement of share-based awards	(37,506)	—	(225)	—	(225)
Share-based compensation expense	90,075	—	$2,919	—	2,919
Balance at March 31, 2022	12,245,947	$1	$64,105	$(18,742)	$45,364
Net income	—	$—	$—	$4,362	4,362
Share-based compensation expense	(7,000)	$—	$3,053	$—	3,053
Balance at June 30, 2022	12,238,947	$1	$67,158	$(14,380)	$52,779
Net loss	—	$—	$—	$(4,920)	(4,920)
Issuance of common stock as compensation	6,000	$—	$37	$—	37
Share-based compensation expense	(6,500)	$—	$2,706	$—	2,706
Balance at September 30, 2022	12,238,447	$1	$69,901	$(19,300)	$50,602

See accompanying notes to the unaudited consolidated financial statements.

BM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(13,368)	$3,406
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation of premises and equipment	198	239
Loss on disposal of premises and equipment	—	38
Amortization of developed software	9,250	8,581
Amortization of other intangible assets	240	240
Amortization of leased assets	—	398
Provision for bad debt	350	70
Share-based compensation expense	1,534	8,715
Gain on fair value of private warrant liability	(2,449)	(6,916)
Changes in operating assets and liabilities:
Accounts receivable	(601)	510
Prepaid expenses and other current assets	2,988	(4,851)
Other assets	72	—
Accounts payable and accrued liabilities	(537)	3,556
Taxes payable	—	(1,807)
Operating lease liabilities	—	(416)
Deferred revenue	(3,207)	(4,313)
Net Cash (used in) provided by Operating Activities	(5,530)	7,450
Cash Flows from Investing Activities:
Development of internal use software	(4,114)	(4,013)
Purchases of premises and equipment	(224)	(506)
Net Cash used in Investing Activities	(4,338)	(4,519)
Cash Flows from Financing Activities:
Repurchase of private warrants	—	(1,977)
Payments related to net settlement of share-based compensation awards	(2,438)	(225)
Net Cash used in Financing Activities	(2,438)	(2,202)
Net (Decrease) Increase in Cash and Cash Equivalents	(12,306)	729
Cash and Cash Equivalents – Beginning	21,108	25,704
Cash and Cash Equivalents – Ending	$8,802	$26,433

Supplementary Cash Flow Information:
Income taxes (refunded) paid, net	$(4,323)	$7,704
Noncash Operating, Investing, and Financing Activities:
Conversion of private warrants to public warrants	$20	$—
Contingent liability for acquired software	$480	$—
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

BMTX facilitates deposits and banking services between a customer and our current partner bank, Customers Bank, a Pennsylvania state-chartered bank, which is a related party and is a Federal Deposit Insurance Corporation (“FDIC”) insured bank. BMTX’s business model leverages partners’ existing customer bases to achieve high volume, low-cost customer acquisition in its Higher Education Disbursement, Banking-as-a-Service (“BaaS”), and niche Direct to Consumer (“D2C”) banking businesses. BMTX has four primary revenue sources: interchange and card revenue, servicing fees, account fees, and university fees. The majority of revenues are driven by customer activity (deposits, spend, transactions, etc.) and may be paid or passed through by Customers Bank, universities, or paid directly by customers.

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

The FCB Deposit Servicing Agreement and Amendment thereof may be terminated early by either party upon material breach, by either party upon notice that the continuation of the Depositor Program violates Applicable Law or Network Rules (as defined in the FCB Deposit Servicing Agreement); by FCB if a regulatory authority determined that the performance of its obligations under the FCB Deposit Servicing Agreement was not consistent with safe and sound banking practices; by either party upon the other party commencing or being subject to certain bankruptcy proceedings; and by the Company should it experience a change in control on or after March 16, 2026. The Company continues to actively work on the transfer of its Higher Education customer deposits from Customers Bank to FCB with transfer expected to occur during December 2023.
BMTX is not a bank, does not hold a bank charter, and does not provide banking services, and as a result, it is not subject to direct banking regulation, except as a service provider to our partner banks. BMTX is also subject to the regulations of the Department of Education (“ED”), due to its student disbursements business, and is periodically examined by it. BMTX’s contracts with most of its Higher Education institution clients require it to comply with numerous laws and regulations, including, where applicable, regulations promulgated by the ED regarding the handling of student financial aid funds received by institutions on behalf of their students under Title IV of the Higher Education Act of 1965; the Family Educational Rights and Privacy Act of 1995; the Electronic Fund Transfer Act and Regulation E; the USA PATRIOT Act and related anti-money laundering requirements; and certain federal rules regarding safeguarding personal information, including rules implementing the privacy provisions of the Gramm-Leach-Bliley Act. Other products and services offered by BMTX may also be subject to other federal and state laws and regulations.
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

FASB ASC 205-40, Presentation of Financial Statements - Going Concern, requires Management to assess an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. In each reporting period, including interim periods, an entity is required to assess conditions known and reasonably knowable as of the financial statement issuance date to determine whether it is probable an entity will not meet its financial obligations within one year from the financial statement issuance date.

Management has performed this required assessment as of November 20, 2023, and believes there are sufficient funds available to support its ongoing business operations and continue as a going concern for at least the next 12 months with projected liquidity of $11.1 million at November 20, 2024.

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

Significant Accounting Policies

These interim unaudited consolidated financial statements should be read in conjunction with the 2022 audited consolidated financial statements and related notes of BMTX, which describe BMTX’s significant accounting policies. There have been no material changes to BMTX’s significant accounting policies during the nine months ended September 30, 2023 except as noted below.

Insurance Premium Finance Obligations

The Company includes the obligation for its insurance premium financing in Accounts payable and accrued liabilities on the interim unaudited Consolidated Balance Sheets. At September 30, 2023, the Company had two premium finance arrangements outstanding with balances totaling $0.3 million, average remaining installment payment terms of 2.5 months, and a weighted average annualized finance charge of 4.95%.

401(k) Plan

On January 3, 2023, the Company implemented the BM Technologies, Inc. 401(k) Plan (the “401(k) Plan”) for the benefit of BMTX’s eligible employees. The 401(k) Plan permits eligible employees to make voluntary contributions, up to a maximum of $63.5 thousand per year, subject to certain limitations. The Company offers a matching contribution equal to 50% of an eligible employee’s deferral election up to 3% of their annual salary. The Company records its contributions to the 401(k) Plan in Salaries and employee benefits on the unaudited Consolidated Statements of (Loss) Income. The Company’s employer contribution to the 401(k) Plan for the three and nine months ended September 30, 2023 totaled $0.1 million and $0.5 million, respectively.

Accounting Standards Update

As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised ASUs applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use the extended transition period under the JOBS Act.

From time to time, new accounting pronouncements are issued by the FASB that are adopted by BMTX as of the required effective dates. During the nine months ended September 30, 2023 there were no ASUs adopted by the Company that were considered material and there were no ASUs issued prior to September 30, 2023, which were not yet effective, considered relevant or material to the Company’s financial statements taken as a whole.
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

Accounts receivable deemed to be uncollectible are individually identified and are charged-off against the allowance for doubtful accounts. The allowance for doubtful accounts was $0.7 million at September 30, 2023 and $0.3 million at December 31, 2022.

(amounts in thousands)	Beginning Balance	Additions	Reductions	Ending Balance
Allowance for doubtful accounts
Nine months ended September 30, 2023	$305	$1,001	$(651)	$655
Twelve months ended December 31, 2022	$79	$381	$(155)	$305

NOTE 4 — PREMISES AND EQUIPMENT AND DEVELOPED SOFTWARE

Premises and Equipment

The components of premises and equipment were as follows:

(amounts in thousands)	Expected Useful Life	September 30, 2023	December 31, 2022
IT equipment	3 to 5 years	$862	$1,377
Accumulated depreciation		(328)	(869)
Total		$534	$508

BMTX recorded depreciation expense of less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2023, respectively, as a component of Technology, communication, and processing expense on the unaudited Consolidated Statements of (Loss) Income and less than $0.1 million and $0.3 million for the three and nine months ended September 30, 2022, respectively, as a component of Occupancy expense on the unaudited Consolidated Statements of (Loss) Income.

BMTX recorded no impairment expense during the three and nine months ended September 30, 2023 and 2022.

Developed Software

The components of developed software were as follows:

(amounts in thousands)	Expected Useful Life	September 30, 2023	December 31, 2022
Higher One Disbursement business developed software	10 years	$27,400	$27,400
Internally developed software	3 to 7 years	44,647	42,504
Work-in-process		5,528	3,077
		77,575	72,981
Accumulated amortization		(59,907)	(50,657)
Total		$17,668	$22,324
Amortization is recorded in Technology, communication, and processing expense on the unaudited Consolidated Statements of (Loss) Income. BMTX recorded amortization expense of $3.3 million and $9.2 million for the three and nine months ended September 30, 2023, respectively. BMTX recorded amortization expense of $2.8 million and $8.6 million for the three and nine months ended September 30, 2022, respectively.

BMTX recorded no impairment expense during the three and nine months ended September 30, 2023 and 2022.
NOTE 5 — GOODWILL AND OTHER INTANGIBLES
Goodwill represents the excess of the purchase price over the identifiable net assets of businesses acquired through business combinations accounted for under the acquisition method. Goodwill is reviewed for impairment annually as of October 31 and between annual tests when events and circumstances indicate that impairment may have occurred. There was no goodwill impairment for the three and nine months ended September 30, 2023 and 2022.

Other intangibles, net represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. We have one intangible asset which is being amortized on a straight-line basis over twenty years.

The components of Other intangibles, net as of September 30, 2023 and December 31, 2022 were as follows:

(amounts in thousands)	Expected Useful Life	September 30, 2023	December 31, 2022
Customer relationships – universities	20 years	$6,402	$6,402
Accumulated amortization		(2,213)	(1,973)
Total		$4,189	$4,429

Other intangibles, net, includes assets subject to amortization that are reviewed for impairment under FASB ASC 360, Property, Plant and Equipment. Amortization is recorded in Other expense on the unaudited Consolidated Statements of (Loss) Income. BMTX recorded amortization expense of less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2023, respectively. BMTX recorded amortization expense of less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2022, respectively.
The customer relationships - universities will be amortized in future periods as follows:

Remainder of 2023	$80
2024	320
2025	320
2026	320
2027	320
After 2027	2,829
Total	$4,189
BMTX recorded no impairment expense during the three and nine months ended September 30, 2023 and 2022.
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

At September 30, 2023 and December 31, 2022, the Company had no operating lease right-of-use assets and operating lease liabilities outstanding.

Operating lease expenses are recorded in Occupancy on the unaudited Consolidated Statements of (Loss) Income. BMTX recorded lease expense of less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2023, respectively. BMTX recorded lease expense of less than $0.1 million and $0.5 million for the three and nine months ended September 30, 2022, respectively.

Cash paid pursuant to operating lease liabilities totaled zero for the three and nine months ended September 30, 2023, respectively. Cash paid pursuant to operating lease liabilities totaled less than $0.1 million and $0.5 million for the three and nine months ended September 30, 2022, respectively. These cash payments are reported as a component of cash flows (used in) provided by operating activities on the unaudited Consolidated Statements of Cash Flows.

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

On June 5, 2023, the Company entered into an agreement to purchase certain software technology assets from a third-party. Purchase consideration was comprised of a cash payment of less than $0.1 million at closing and potential future contingent consideration of $0.5 million over the next three years if the technology is successfully and continuously deployed by the Company. The $0.5 million of contingent consideration is reported in Other non-current liabilities on the unaudited Consolidated Balance Sheets.

NOTE 8 — SHAREHOLDERS’ EQUITY AND PRIVATE WARRANT LIABILITY

Common Stock
The Company is authorized to issue 1,000,000,000 shares of common stock, par value 0.0001 per share. At September 30, 2023, there were 11,869,925 shares of common stock issued and outstanding, which includes the 300,000 performance shares discussed below. At December 31, 2022 there were 12,240,237 shares of common stock issued and outstanding which includes the 300,000 performance shares discussed below.

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

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

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

The change in unvested shares under the January 4, 2021 Share-Based Compensation Award is shown below:

	Number of Awards	Weighted-Average Grant-Date Fair Value Per Award
Balance as of December 31, 2022	1,168,146	$14.87
Vested	(749,854)	$14.87
Net settlement of share-based awards for taxes	(418,292)	$14.87
Balance as of September 30, 2023	—	$—

BMTX recorded share-based compensation expense related to these awards of zero and less than $0.1 million for the three and nine months ended September 30, 2023, respectively. BMTX recorded share-based compensation expense related to these awards of $2.4 million and $6.9 million for the three and nine months ended September 30, 2022, respectively.

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

Grants were made under the Equity Incentive Plan during the three and nine months ended September 30, 2023 as described within Restricted Stock Units and Performance - Based Restricted Stock Units below.

Restricted Stock Units

Restricted Stock Units (“RSUs”) granted under the Equity Incentive Plan generally vest in three or four equal installments on each anniversary of the grant date. The RSUs that have been granted are all paid in stock upon vesting, and are thus classified as equity awards, which are measured using the grant date fair value of BMTX common stock and are not remeasured at the end of each reporting period. We recognize compensation cost starting from the grant date on a straight-line basis over the required vesting period in accordance with FASB ASC 718, Compensation - Stock Compensation. We account for forfeitures as they occur and reverse any previously recognized compensation expense related to forfeited awards.

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

The change in unvested RSUs and PBRSUs awarded is shown below:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of December 31, 2022	324,790	$8.84	335,000	$7.09
Granted	570,780	$3.40	455,000	$2.94
Vested	(106,580)	$8.65	—	$—
Forfeited	(308,554)	$4.21	(295,000)	$3.57
Balance as of September 30, 2023	480,436	$5.39	495,000	$5.37

For the three and nine months ended September 30, 2023, the share-based compensation expense related to the RSU awards, net of forfeitures, totaled $0.3 million and $1.2 million, respectively. For the three and nine months ended September 30, 2022, the share-based compensation expense related to the RSU awards, net of forfeitures, totaled $0.1 million and $1.0 million, respectively.

For the three and nine months ended September 30, 2023, the share-based compensation expense related to the PBRSU awards, net of forfeitures, totaled $(0.1) million and $0.3 million, respectively. For the three and nine months ended September 30, 2022, the share-based compensation expense related to the PBRSU awards, net of forfeitures, totaled $0.2 million and $0.7 million, respectively.

Employee Stock Purchase Plan (“ESPP”)

The Company has an ESPP (the “BM Technologies Inc. 2021 Employee Stock Purchase Plan”) which has an effective date of May 1, 2021. The purpose of the ESPP is to provide eligible employees with an incentive to advance the interests of the Company and its Subsidiaries, by affording them an opportunity to purchase stock of the Company at a favorable price. As of September 30, 2023, there have been no shares purchased on behalf of employees under the ESPP, as the program has not yet been made available for employee participation.

Warrants

At September 30, 2023 and 2022, respectively, there were 22,703,004 warrants to purchase our common stock outstanding. The warrant totals for each period-end consist of 17,294,044 and 17,227,189 public warrants and 5,408,960 and 5,475,815 private warrants as of September 30, 2023 and 2022, respectively.

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

Through September 30, 2023, 1,600 of the Company’s outstanding public warrants have been exercised and 1,169,903 of the private warrants have been repurchased by the Company from related parties at $1.69 per warrant.

During the three and nine months ended September 30, 2023, zero and 66,855 of the private warrants have been reclassified to public warrants based upon a sale of the private warrants by the original holders which resulted in a modification of terms that effect classification as public warrants, respectively. There were no warrants exercised in the three and nine months ended September 30, 2023.

During the three and nine month period ended September 30, 2022, zero and 300,000 of the private warrants have been reclassified to public warrants based upon a sale of the private warrants by the original holders which resulted in a modification of terms that effect classification as public warrants, respectively. There were zero and 100 warrants exercised in the three and nine months ended September 30, 2022, respectively.

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

Income Statement Impact: Subsequent to the close of the merger, any change in fair value of the private warrants is recognized on the unaudited Consolidated Statements of (Loss) Income below operating profit as Gain (loss) on fair value of private warrant liability with a corresponding amount recognized in the Liability for private warrants on the unaudited Consolidated Balance Sheets. For the three and nine months ended September 30, 2023, we recorded a gain of $0.4 million and $2.4 million, respectively, resulting from the revaluation of the private warrants. For the three and nine months ended September 30, 2022, we recorded a loss of $1.4 million and a gain of $6.9 million, respectively, resulting from the revaluation of the private warrants.

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

Cash Flow Impact: The impact of the change in the fair value of the private warrants has no impact on our cash flows as it is a noncash adjustment. Cash received for the exercise of warrants is recorded in cash flows from financing activities. Cash paid for the repurchase of warrants is recorded in cash flows from financing activities. During the nine months ended September 30, 2022, the Company repurchased private warrants from related parties for cash consideration totaling $2.0 million. No such transactions occurred during the nine months ended September 30, 2023.

Shareholders’ Equity Impact: The impact to Additional paid in-capital as of the opening balance sheet is described above. Exercises of private warrants result in a reduction of the Liability for private warrants on the unaudited Consolidated Balance Sheets with a corresponding increase to Common Stock and Additional paid in-capital.

Public Warrants

In accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity, the public warrants are treated as equity instruments under U.S. GAAP. The public warrants are not marked-to-market each reporting period, thus there is no impact to earnings. Exercises of the public warrants are recorded as cash is received and are recorded in Cash and cash equivalents with a corresponding offset recorded in Common stock and Additional paid in-capital within equity. During the three and nine months ended September 30, 2023, there were no exercises of public warrants. During the three and nine months ended September 30, 2022, there were 100 public warrants exercised.
NOTE 9 — REVENUES

Revenues

BMTX recognizes operating revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers.

The following table presents BMTX’s revenues disaggregated by nature of the revenue stream and the pattern or timing of revenue recognition for the three and nine months ended September 30, 2023 and 2022, respectively. The Company has one reportable segment, and all revenues are earned in the U.S.

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2023	2022	2023	2022
Revenues:
Revenue recognized at point in time:
Interchange and card revenue	$2,652	$5,325	$7,535	$17,283
Servicing fees	8,658	10,163	22,990	37,650
Account fees	1,931	2,110	5,981	6,872
University fees - disbursement activity	207	175	639	932
Other revenue	60	903	155	1,702
Total revenue recognized at point in time	13,508	18,676	37,300	64,439
Revenue recognized over time:
University fees - subscriptions	1,205	1,182	3,652	3,474
Other revenue - maintenance and support	28	—	260	—
Total revenue recognized over time	1,233	1,182	3,912	3,474
Total revenues	$14,741	$19,858	$41,212	$67,913

Deferred Revenue

Deferred revenue consists of payments received from customers prior to the performance of services. Deferred revenue is recognized over the service period on a straight-line basis or when the contractual performance obligation has been satisfied.

The deferred revenue balance as of September 30, 2023 and December 31, 2022 was $3.4 million and $6.6 million, respectively.

During the nine months ended September 30, 2023, the Company recognized revenue of approximately $6.6 million included in deferred revenue at the beginning of the period. During the nine months ended September 30, 2022, the Company recognized revenue of approximately $15.4 million included in deferred revenue at the beginning of the period.

Unbilled receivables

The Company had $3.7 million of unbilled receivables, or amounts recognized as revenue for which invoices have not yet been issued, as of September 30, 2023, and $1.5 million as of December 31, 2022. Unbilled receivables are reported in Accounts receivable, net on the unaudited Consolidated Balance Sheets.

NOTE 10 — INCOME TAXES

The Company’s effective tax rate was zero and (0.1)% for the three and nine months ended September 30, 2023, respectively. The Company’s effective tax rate was 12.9% and 34.9% for the three and nine months ended September 30, 2022, respectively.

The deferred tax asset at September 30, 2023 and 2022 was $30.8 million and $30.5 million, respectively. The balance consisted mainly of Section 197 intangibles for both periods. These Section 197 intangibles resulted from a step-up in tax basis of the assets acquired from BankMobile Technologies, Inc., which for U.S. GAAP purposes, were not recorded at fair value. The deferred tax asset balance at September 30, 2023 also includes net operating loss carryforwards for federal and state purposes.

A full valuation allowance has been recorded against the deferred tax asset balance for all periods presented. A valuation allowance is recognized when it is more likely than not, that all, or a portion of, the deferred tax asset will be realized based on the weight of the available positive and negative evidence. Management determined the verifiable negative evidence from the three years of cumulative losses outweighs any available positive evidence as of September 30, 2023, but will continue to evaluate this determination each quarterly period going forward.
NOTE 11 — (LOSS) EARNINGS PER COMMON SHARE
The following are the components and results of operations and (loss) earnings per common share calculations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands, except per common share data)	2023	2022	2023	2022
Net (loss) income available to common shareholders	$(3,952)	$(4,920)	$(13,368)	$3,406
Net (loss) income used for EPS	$(3,952)	$(4,920)	$(13,368)	$3,406
Weighted-average number of common shares outstanding – basic	11,570	11,940	11,567	11,944
Weighted-average number of common shares outstanding – diluted	11,570	11,940	11,567	12,215
Basic (loss) earnings per common share	$(0.34)	$(0.41)	$(1.16)	$0.29
Diluted (loss) earnings per common share	$(0.34)	$(0.41)	$(1.16)	$0.28

The following table presents the reconciliation from basic to diluted weighted average shares outstanding used in the calculation of basic and diluted (loss) earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2023	2022	2023	2022
Weighted-average number of common shares outstanding – basic	11,570	11,940	11,567	11,944
Add:
Service-based RSUs	—	—	—	271
Weighted-average number of common shares outstanding – diluted	11,570	11,940	11,567	12,215

For basic (loss) earnings per common share, the performance shares are subject to forfeiture, and they are considered share-indexed instruments and not outstanding shares until they are vested. During the three and nine months ended September 30, 2023 and 2022, the vesting criteria has not been met and they are not included.

For the three and nine months ended September 30, 2023, our performance shares, public warrants, and private warrants were excluded from the computation of diluted weighted average shares outstanding as the necessary conditions had not been achieved for the performance shares and the average stock price for the period was below the strike price for the warrants. The performance shares are only considered in the calculation for diluted (loss) earnings per common share if they are dilutive in nature. The performance shares are only dilutive when the average share price is greater than the strike price and when positive net income is reported. During the three and nine months ended September 30, 2023, the average share price was below the strike price and these shares were not included in the diluted (loss) earnings per common share calculations. For the three and nine months ended September 30, 2023, our performance-based RSUs were excluded because the vesting is contingent upon the satisfaction of certain conditions which had not been achieved as of September 30, 2023. For the three and nine months ended September 30, 2023, our service-based RSUs were excluded as the effect would be antidilutive.

For the three and nine months ended September 30, 2022, our performance shares, public warrants, and private warrants were excluded from the computation of diluted weighted average shares outstanding as the necessary conditions had not been achieved for the performance shares and the average stock price for the period was below the strike price for the warrants. The performance shares are only considered in the calculation for diluted (loss) earnings per common share if they are dilutive in nature. The performance shares are only dilutive when the average share price is greater than the strike price and when positive net income is reported. During the three and nine months ended September 30, 2022, the average share price was below the strike price and these shares were not included in the diluted (loss) earnings per common share calculations. For the three and nine months ended September 30, 2022, our performance-based RSUs were excluded because the vesting is contingent upon the satisfaction of certain conditions which had not been achieved as of September 30, 2022. For the three months ended September 30, 2022, our service-based RSUs were excluded as the effect would be antidilutive.

The following table presents the potentially dilutive shares that were excluded from the computation of diluted (loss) earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2023	2022	2023	2022
Performance shares	300	300	300	300
Public warrants	17,294	17,227	17,294	17,227
Private warrants	5,409	5,476	5,409	5,476
Performance-based RSUs	495	348	495	348
Service-based RSUs	480	343	480	72
Total	23,978	23,694	23,978	23,423
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

In accordance with FASB ASC 820, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for BMTX’s financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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
The following methods and assumptions were used to estimate the fair value of BMTX’s financial instruments as of September 30, 2023 and December 31, 2022:

Cash and cash equivalents
Cash and cash equivalents reported on the unaudited Consolidated Balance Sheets consists of non-interest bearing demand deposits, for which carrying value approximates fair value.
Accounts receivable, net
The carrying amount of accounts receivable approximates fair value because of the short-term nature of these items.

Liability for Private Warrants

The fair value of the private warrants was estimated using a modified version of the binomial lattice model incorporating the Cox-Ross-Rubenstein methodology at September 30, 2023 and at December 31, 2022. We assumed a term for the private warrants equal to the contractual term from the date of the merger with Megalith and then discounted the resulting value to the valuation date.

Among the key inputs and assumptions used in the pricing formula at September 30, 2023 were the following: a term of 2.27 years; volatility of 64%; a dividend yield of zero; an underlying stock price of $2.00; a risk free interest rate of 4.91%; and a closing price of the public warrants of $0.07 per share.

Among the key inputs and assumptions used in the pricing formula at December 31, 2022 were the following: a term of 3.01 years; volatility of 43%; a dividend yield of zero; an underlying stock price of $5.21; a risk free interest rate of 4.17%; and a closing price of the public warrants of $0.52 per share.

At September 30, 2023 and December 31, 2022, the warrant liability is classified as a Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement.

The estimated fair value of BMTX’s financial instruments at September 30, 2023 and December 31, 2022 were as follows:

			Fair Value Measurements at September 30, 2023
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$8,802	$8,802	$8,802	$—	$—
Accounts receivable, net	8,511	8,511	8,511	—	—
Liabilities:
Liability for private warrants	$378	$378	$—	$—	$378

			Fair Value Measurements at December 31, 2022
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$21,108	$21,108	$21,108	$—	$—
Accounts receivable, net	8,260	8,260	8,260	—	—
Liabilities:
Liability for private warrants	$2,847	$2,847	$—	$—	$2,847
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

The Transition Services Agreement included a provision for providing the Company with assistance in the establishment and administration of a 401(k) plan for the benefit of Company employees. The Customers Bank 401(k) plan is a multi-employer plan, as defined by the U.S. Department of Labor in accordance with the Employee Retirement Income Security Act of 1974, and through December 31, 2022, the Customers Bank 401(k) covered both the full-time employees of Customers Bank and the Company. The Company records its contributions to the Customers Bank 401(k) Plan in Salaries and employee benefits on the unaudited Consolidated Statements of (Loss) Income. The Company’s employer contribution to the Customers Bank 401(k) Plan for the three and nine months ended September 30, 2022 totaled $0.2 million and $0.6 million, respectively.

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

Both the President and Executive Chairman of the Board of Customers Bank are immediate family members of the Company’s CEO, and together with their spouses, own less than 5.0% of the Company’s outstanding common stock at September 30, 2023.

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

On April 20, 2022, the Company entered into a Special Limited Agency Agreement (“SLA”) with Customers Bank that provides for marketing assistance from the Company for the referral of consumer installment loans funded by Customers Bank. In consideration for this marketing assistance, the Company receives certain fees specified within the SLA which are recorded as a component of Other revenue on the unaudited Consolidated Statements of (Loss) Income. During the three and nine months ended September 30, 2023, no revenue was realized under the SLA. The SLA was terminated on May 16, 2023.

Positions with Customers Bank are presented on the unaudited Consolidated Balance Sheets in Accounts receivable, net, Deferred revenue, and Accounts payable and accrued liabilities. The Accounts receivable balances related to Customers Bank as of September 30, 2023 and December 31, 2022 were $3.3 million and $1.4 million, respectively. The Deferred revenue balances related to Customers Bank as of September 30, 2023 and December 31, 2022 were zero and $3.8 million, respectively. The Accounts payable and accrued liabilities balances related to Customers Bank as of September 30, 2023 and December 31, 2022 were zero and $3.8 million, respectively.

The Company recognized $13.0 million and $35.6 million in revenues from Customers Bank for the three and nine months ended September 30, 2023, respectively. Of these amounts, $5.3 million and $15.2 million are paid directly by MasterCard or individual account holders to the Company for the three and nine months ended September 30, 2023, respectively. These amounts are presented on the unaudited Consolidated Statements of (Loss) Income in Total operating revenue.

The Company recognized $17.3 million and $60.9 million in revenues from Customers Bank for the three and nine months ended September 30, 2022, respectively. Of these amounts, $5.2 million and $17.2 million are paid directly by MasterCard or individual account holders to the Company for the three and nine months ended September 30, 2022, respectively. These amounts are presented on the unaudited Consolidated Statements of (Loss) Income in Total operating revenue.

The Company recognized zero expenses from Customers Bank for the three and nine months ended September 30, 2023, respectively.

The Company recognized zero and less than $0.1 million of expenses from Customers Bank for the three and nine months ended September 30, 2022, respectively. These amounts are presented on the unaudited Consolidated Statements of (Loss) Income in Total operating expenses.

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

The Company completed a workforce reduction of 60 employees during the nine months ended September 30, 2023. The Company’s workforce reduction expenses, consisting of severance and other termination benefits for the three and nine months ended September 30, 2023, totaled zero and $1.1 million, respectively, and are recorded in Restructuring, merger, and acquisition related expenses on the unaudited Consolidated Statements of (Loss) Income. $0.4 million of these expenses were incurred but not paid at September 30, 2023 and are included in Accounts payable and accrued liabilities on the unaudited Consolidated Balance Sheets.
NOTE 15 — SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023, and has determined that no events have occurred that would require adjustment to our interim unaudited consolidated financial statements and related notes.

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

These forward-looking statements reflect our current views with respect to, among other things, statements relating to the Company’s assets, business, cash flows, condition (financial or otherwise), credit quality, financial performance, liquidity, short and long-term performance goals, prospects, results of operations, strategic initiatives, the benefits, cost, and synergies of completed acquisitions or dispositions, and the timing, benefits, costs, and synergies of future acquisitions, dispositions, and other growth opportunities. There can be no assurance that actual results will not materially differ from expectations. These statements are based on Management’s current expectations, but actual results may differ materially due to various factors. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, but are not limited to the following:

•negative economic and political conditions that adversely affect the general economy, the job market, consumer confidence, the financial condition of our serviced deposit account holders and consumer spending habits, which may affect, among other things, our revenues and provision for operating losses;
•strategic, market, operational, liquidity and interest rate risks associated with our business;
•our concentration of credit risk and any potential deterioration in the financial quality of our partner banks;
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

BMTX facilitates deposits and banking services between a customer and our current partner bank, Customers Bank, a Pennsylvania state-chartered bank, which is a related party and is a Federal Deposit Insurance Corporation (“FDIC”) insured bank. BMTX’s business model leverages partners’ existing customer bases to achieve high volume, low-cost customer acquisition in its Higher Education Disbursement, Banking-as-a-Service (“BaaS”), and niche Direct to Consumer (“D2C”) banking businesses. BMTX has four primary revenue sources: interchange and card revenue, servicing fees, account fees, and university fees. The majority of revenues are driven by customer activity (deposits, spend, transactions, etc.) and may be paid or passed through by Customers Bank, universities, or paid directly by customers.

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

The FCB Deposit Servicing Agreement and Amendment thereof may be terminated early by either party upon material breach, by either party upon notice that the continuation of the Depositor Program violates Applicable Law or Network Rules (as defined in the FCB Deposit Servicing Agreement); by FCB if a regulatory authority determined that the performance of its obligations under the FCB Deposit Servicing Agreement was not consistent with safe and sound banking practices; by either party upon the other party commencing or being subject to certain bankruptcy proceedings; and by the Company should it experience a change in control on or after March 16, 2026. The Company continues to actively work on the transfer of its Higher Education customer deposits from Customers Bank to FCB with transfer expected to occur during December 2023.
BMTX is not a bank, does not hold a bank charter, and does not provide banking services, and as a result, it is not subject to direct banking regulation, except as a service provider to our partner banks. BMTX is also subject to the regulations of the Department of Education (“ED”), due to its student disbursements business, and is periodically examined by it. BMTX’s contracts with most of its Higher Education institution clients require it to comply with numerous laws and regulations, including, where applicable, regulations promulgated by the ED regarding the handling of student financial aid funds received by institutions on behalf of their students under Title IV of the Higher Education Act of 1965; the Family Educational Rights and Privacy Act of 1995; the Electronic Fund Transfer Act and Regulation E; the USA PATRIOT Act and related anti-money laundering requirements; and certain federal rules regarding safeguarding personal information, including rules implementing the privacy provisions of the Gramm-Leach-Bliley Act. Other products and services offered by BMTX may also be subject to other federal and state laws and regulations.

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

From time to time, new accounting pronouncements are issued by the FASB that are adopted by BMTX as of the required effective dates. During the nine months ended September 30, 2023, there were no ASUs adopted by the Company that were considered material and there were no ASUs issued prior to September 30, 2023, which were not yet effective, considered relevant or material to the Company’s financial statements taken as a whole.

RESULTS OF OPERATIONS
The following discussion of our results of operations should be read in conjunction with our interim unaudited consolidated financial statements, including the accompanying notes.

The following summarized tables set forth our operating results for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Change	% Change
(dollars in thousands, except per common share data)	2023	2022
Operating revenues	$14,741	$19,858	$(5,117)	(26)%
Operating expenses	19,126	24,138	(5,012)	(21)%
Loss from operations	(4,385)	(4,280)	(105)	2%
Gain (loss) on fair value of private warrant liability	433	(1,369)	1,802	(132)%
Loss before income tax expense	(3,952)	(5,649)	1,697	(30)%
Income tax benefit	—	(729)	729	(100)%
Net loss	$(3,952)	$(4,920)	$968	(20)%

Basic loss per common share	$(0.34)	$(0.41)	$0.07	(17)%
Diluted loss per common share	$(0.34)	$(0.41)	$0.07	(17)%
For the three months ended September 30, 2023, Net loss decreased $1.0 million as compared to the three months ended September 30, 2022, resulting in a Net loss of $4.0 million, which included a $1.8 million decrease in the Gain on fair value of private warrant liability as compared to the three months ended September 30, 2022. Loss from operations for the three months ended September 30, 2023 increased by $0.1 million as compared to the three months ended September 30, 2022. Operating revenues decreased by $5.1 million, or 26%, and Operating expenses decreased by $5.0 million, or 21%. Changes in operating revenues and expenses are discussed in greater detail below. Basic and diluted loss per common share, which decreased to $(0.34), are both driven by the impact of the total net loss in the current year.

	Nine Months Ended September 30,		Change	% Change
(dollars in thousands, except per common share data)	2023	2022
Operating revenues	$41,212	$67,913	$(26,701)	(39)%
Operating expenses	57,013	69,600	(12,587)	(18)%
Loss from operations	(15,801)	(1,687)	(14,114)	NM
Gain on fair value of private warrant liability	2,449	6,916	(4,467)	(65)%
(Loss) income before income tax expense	(13,352)	5,229	(18,581)	NM
Income tax expense	16	1,823	(1,807)	(99)%
Net (loss) income	$(13,368)	$3,406	$(16,774)	NM

Basic (loss) earnings per common share	$(1.16)	$0.29	$(1.45)	NM
Diluted (loss) earnings per common share	$(1.16)	$0.28	$(1.44)	NM
NM refers to changes greater than 150%.

For the nine months ended September 30, 2023, Net income decreased $16.8 million as compared to the nine months ended September 30, 2022, resulting in a Net loss of $13.4 million, which included a $4.5 million decrease in the Gain on fair value of private warrant liability as compared to the nine months ended September 30, 2022. Loss from operations for the nine months ended September 30, 2023 increased $14.1 million, as compared to the nine months ended September 30, 2022, resulting in a Loss from operations of $15.8 million. Operating revenues decreased by $26.7 million, or 39%, and Operating expenses decreased by $12.6 million, or 18%. Changes in operating revenues and expenses are discussed in greater detail below. Basic and diluted (loss) earnings per common share, which decreased to $(1.16), are both driven by the impact of the total net loss in the current year.

Operating Revenues

	Three Months Ended September 30,			% Change
(dollars in thousands)	2023	2022	Change
Interchange and card revenue	$2,652	$5,325	$(2,673)	(50)%
Servicing fees	8,658	10,163	(1,505)	(15)%
Account fees	1,931	2,110	(179)	(8)%
University fees	1,412	1,357	55	4%
Other revenue	88	903	(815)	(90)%
Total operating revenues	$14,741	$19,858	$(5,117)	(26)%
Total Operating revenues decreased $5.1 million, or 26%, in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. This decrease is primarily attributable to a $2.7 million, or 50%, decrease in Interchange and card revenue driven primarily by the loss of Durbin-exempt rates, offset in part by higher overall spend; a $1.5 million, or 15%, decrease in Servicing fees, driven primarily by a 47% reduction in average total deposits, offset in part by higher deposit yields under the new deposit processing services agreements; and a $0.8 million or 90% decrease in Other revenue due to lower current year development revenues.

	Nine Months Ended September 30,			% Change
(dollars in thousands)	2023	2022	Change
Interchange and card revenue	$7,535	$17,283	$(9,748)	(56)%
Servicing fees	22,990	37,650	(14,660)	(39)%
Account fees	5,981	6,872	(891)	(13)%
University fees	4,291	4,406	(115)	(3)%
Other revenue	415	1,702	(1,287)	(76)%
Total operating revenues	$41,212	$67,913	$(26,701)	(39)%

Total Operating revenues decreased $26.7 million, or 39%, in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This decrease is primarily attributable to a $14.7 million, or 39%, decrease in Servicing fees, driven primarily by a 49% reduction in average total deposits, offset in part by higher deposit yields beginning in the second quarter of 2023 under the new deposit processing services agreements; a $9.7 million, or 56%, decrease in Interchange and card revenue driven primarily by the loss of Durbin-exempt rates; and a $1.3 million or 76% decrease in Other revenue due to lower current year development revenues.

Operating Expenses

	Three Months Ended September 30,			% Change
(dollars in thousands)	2023	2022	Change
Technology, communication, and processing	$8,186	$7,731	$455	6%
Salaries and employee benefits	4,773	10,773	(6,000)	(56)%
Professional services	2,948	2,454	494	20%
Provision for operating losses	2,138	1,564	574	37%
Occupancy	9	160	(151)	(94)%
Customer related supplies	227	225	2	1%
Advertising and promotion	128	242	(114)	(47)%
Restructuring, merger, and acquisition related expenses	—	—	—	—%
Other expense	717	989	(272)	(28)%
Total operating expenses	$19,126	$24,138	$(5,012)	(21)%
NM refers to changes greater than 150%.
Total Operating expenses decreased $5.0 million, or 21%, in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. This decrease is primarily attributable to a $6.0 million, or 56%, decrease in Salaries and employee benefits which included a $3.5 million reduction attributable primarily to the effect of the PEP initiatives and a $2.5 million reduction in share-based compensation expenses due primarily to the full vesting of the January 4, 2021 Share-Based Compensation Award and $0.3 million of forfeitures recorded during the current year. This decrease was offset in part by a $0.5 million, or 6%, increase in Technology, communication, and processing which included higher amortization of internally developed software; a $0.5 million, or 20%, increase in Professional services which included higher third-party technical and professional contractor charges; and a $0.6 million, or 37%, increase in Provision for operating losses which included higher current year fraud and overdraft losses.

	Nine Months Ended September 30,			% Change
(dollars in thousands)	2023	2022	Change
Technology, communication, and processing	$21,768	$21,944	$(176)	(1)%
Salaries and employee benefits	17,337	30,656	(13,319)	(43)%
Professional services	7,926	7,225	701	10%
Provision for operating losses	5,628	5,006	622	12%
Occupancy	33	875	(842)	(96)%
Customer related supplies	677	676	1	—%
Advertising and promotion	371	461	(90)	(20)%
Restructuring, merger, and acquisition related expenses	993	290	703	NM
Other expense	2,280	2,467	(187)	(8)%
Total operating expenses	$57,013	$69,600	$(12,587)	(18)%
NM refers to changes greater than 150%.

Total Operating expenses decreased $12.6 million, or 18%, in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This decrease is primarily attributable to a $13.3 million, or 43%, decrease in Salaries and employee benefits which included a $7.5 million reduction attributable primarily to the effect of the PEP initiatives and a $7.1 million reduction in share-based compensation expenses due primarily to the full vesting of the January 4, 2021 Share-Based Compensation Award and current year forfeitures of unvested RSU grants offset by $1.3 million lower capitalization and client reimbursement of labor expenses. In addition, there was a $0.8 million, or 96%, decrease in Occupancy due to physical office closures in 2022. These decreases were offset in part by a $0.7 million, or 10%, increase in Professional services which included higher third-party technical and professional contractor charges; a $0.6 million, or 12%, increase in Provision for operating losses which included higher current year fraud and overdraft losses; and $0.7 million of increased Restructuring, merger, and acquisition related expenses incurred in order to execute the PEP cost savings initiatives
Income Tax Expense
The Company’s effective tax rate was 0.0% and (0.1)% for the three and nine months ended September 30, 2023, respectively. The Company’s effective tax rate was 12.9% and 34.9% for the three and nine months ended September 30, 2022, respectively. The Company was in a taxable loss position for the three and nine months ended September 30, 2023 and the three months ended September 30, 2022 and was in a taxable income position for the nine months ended September 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES
Our Cash and cash equivalents consist of non-interest bearing, highly-liquid demand deposits. We had $8.8 million of Cash and cash equivalents at September 30, 2023 as compared to $21.1 million of Cash and cash equivalents at December 31, 2022.
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
FASB ASC 205-40, Presentation of Financial Statements - Going Concern, requires Management to assess an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. In each reporting period, including interim periods, an entity is required to assess conditions known and reasonably knowable as of the financial statement issuance date to determine whether it is probable an entity will not meet its financial obligations within one year from the financial statement issuance date.

Management has performed this required assessment as of November 20, 2023, and believes there are sufficient funds available to support its ongoing business operations and continue as a going concern for at least the next 12 months with projected liquidity of $11.1 million at November 20, 2024.

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

The table below summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,			% Change
(dollars in thousands)	2023	2022	Change
Net cash (used in) provided by operating activities	$(5,530)	$7,450	$(12,980)	NM
Net cash used in investing activities	(4,338)	(4,519)	181	(4)%
Net cash used in financing activities	(2,438)	(2,202)	(236)	11%
Net (decrease) increase in cash and cash equivalents	$(12,306)	$729	$(13,035)	NM
NM refers to changes greater than 150%.

Cash flows used in operating activities
Cash used in operating activities was $5.5 million in the nine months ended September 30, 2023 which is a $13.0 million net decrease in cash provided by operating activities as compared to the nine months ended September 30, 2022.

The decrease in net cash provided by operating activities is driven primarily by a $19.0 million decrease in cash Net income, a $1.1 million decreased source of cash from Accounts receivable, and a $4.1 million increased use of cash for Accounts payable and accrued liabilities, offset in part by a $7.9 million increased source of cash from Prepaid and other assets, of which $4.3 million was for a federal income tax refund received in September 2023, a $1.8 million decreased use of cash for Taxes payable, a $1.1 million increased source of cash from Deferred revenue, and a $0.4 million decreased use of cash for Operating lease liabilities.

Cash flows used in investing activities
Cash used in investing activities decreased $0.2 million in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to decreased purchases of equipment.
Cash flows used in financing activities
Cash used in financing activities increased $0.2 million in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to larger tax payments related to the net settlement of share-based compensation awards versus the private warrant repurchase transaction during the prior period.

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

At September 30, 2023 and December 31, 2022, Customers Bank accounted for 38% and 17% of our total Accounts receivable, net, respectively. At September 30, 2023 and December 31, 2022, a BaaS partner accounted for 23% and 60% of our total Accounts receivable, net, respectively. At September 30, 2023 and December 31, 2022, MasterCard accounted for 20% and 10% of our total Accounts receivable, net, respectively.

Financial instruments that potentially subject the Company to credit risk consist principally of cash held in the Company's operating account. Cash is maintained in accounts with Customers Bank, which, at times may exceed the FDIC coverage limit of $250,000. At September 30, 2023, the Company has not experienced losses on these cash accounts and Management believes, based upon the quality of Customers Bank, that the credit risk with regard to these deposits is not significant.

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

Under the supervision and with the participation of Management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)), as of September 30, 2023. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we routinely review our system of internal control over financial reporting and make changes to our systems and processes that are intended to ensure an effective internal control environment. Certain internal control deficiencies were identified during the second quarter of 2023, that upon assessment, did not rise to the level of a material weakness. Management is actively engaged in the implementation of remediation plans to address the controls contributing to these control deficiencies. There were no changes in the Company’s internal control over financial reporting during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

(a)     Dullinger Agreement: Reference is made to the Employment Agreement dated as of January 26, 2023 (the “Employment Agreement”) between BM Technologies, Inc. (the “Company”) and James Dullinger (“Executive”), the Company’s Chief Financial Officer, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 and incorporated herein by the reference. Capitalized terms used in this description shall have the meanings set forth in the Employment Agreement unless the context clearly would clearly require otherwise.

As of November 1, 2023, the Company and the Executive executed the First Amendment to the Employment Agreement (the “Amendment”). The material changes to the Employment Agreement are as follows:

a.The term of the Employment Agreement was extended from January 26, 2024 to March 31, 2024 (the “Expiration Date”), with any extensions requiring the agreement of both the Company and the Executive.
b.All the Executive’s RSUs that vest on or before the Expiration Date shall continue to vest through and including the Expiration Date. Any RSUs that are scheduled to vest after the Expiration Date will be forfeited unless the term of the Employment Agreement is further extended, in which case, the RSUs shall continue to vest in accordance with terms so long as Executive remains in the employ of the Company as its Chief Financial Officer.
c.In addition to the other compensation provided to Executive in the Employment Agreement, Executive shall have the right to a 2023 incentive bonus of $110,000 (the “Bonus”), payable, at the discretion of the Company in either: (i) cash; (ii) shares of the Company’s common stock pursuant to the Company’s 2020 Executive Incentive Plan with a vesting date fair value of $110,000 (with Executive having the option to have shares withheld to satisfy any tax obligation resulting from the vesting of the shares); or (iii) a combination of (i) and (ii). The payment of any cash portion of the Bonus and the vesting of any stock portion of the Bonus shall take place on the earlier of: (x) March 15, 2024; or (y) termination of the Executive’s employment by the Company without Cause or by the Executive for Good Reason.

d.Any paid time off (“PTO”) that remains unused as of December 31, 2023 shall carry over into 2024. All accrued PTO (including any carried over from 2023) shall be paid to Executive in cash on March 31, 2024 unless the term of the Employment Agreement is further extended, in which case Executive shall be entitled to utilize up to one (1) full week in addition to normally accrued PTO to which the Executive would be entitled during 2024.

(b)     Share repurchases: None

(c)     Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements: None.
ITEM 6. EXHIBITS
See exhibit index below for a list of the documents filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 8, 2021).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 8, 2021).
10.1+	First Amendment to the BM Technologies 2020 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8, filed with the SEC on June 30, 2023).
10.2+	Executive Transition Agreement with Rajinder Singh dated August 30, 2023. *
10.3+	First Amendment to the January 26, 2023 Employment agreement with James Dullinger, dated November 1, 2023.*
10.4	Third Amendment to the Deposit Processing Servicing Agreement, dated August 18, 2023, by and between the Company and Customers Bank. *
10.5 †	First Amendment to the FCB Deposit Servicing Agreement, dated August 20, 2023, by and between the Company and First Carolina Bank. *
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32	Certification under 18 U.S.C. 1350.*
101
Interactive data files for BM Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of (Loss) Income (unaudited); (iii) the Consolidated Statements of Changes in Shareholders’ Equity (unaudited); (iv) the Consolidated Statements of Cash Flows (unaudited); and (v) the Notes to Unaudited Consolidated Financial Statements.*

104	The cover page from BM Technologies, Inc.’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2023 (formatted in Inline XBRL and included in Exhibit 101).*
* Filed or furnished herewith.
† Certain confidential information contained in this agreement has been omitted because it is private or confidential and is not material.
+ Indicates a management or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 20, 2023	BM Technologies, Inc.
(Registrant)

	By:	/s/ Luvleen Sidhu
	Name:	Luvleen Sidhu
	Title:	Chief Executive Officer
(Principal Executive Officer)

November 20, 2023	BM Technologies, Inc.
(Registrant)

	By:	/s/ James Dullinger
	Name:	James Dullinger
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)