Form 10-K
period 2023-12-31
BM Technologies, Inc.
filed 2024-04-05
CIK 1725872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the
Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2023, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $25 million. This value is based on the closing price of $2.98 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 12,063,773 shares of common stock issued and outstanding, par value $0.0001 per share, as of April 1, 2024.

Specified portions of the registrant’s definitive proxy statement relating to the registrant’s 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”), which is to be filed within 120 days after December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Factors that could cause actual results to differ from those discussed in such forward-looking statements include, but are not limited to (1) difficulty attracting and retaining highly-effective employees; (2) our ability to successfully execute our business plan; (3) changes in consumer preferences, spending, and borrowing habits, and demand for our products and services; (4) general economic conditions, especially in the communities and markets in which we conduct our business; (5) market risk, including interest rate and liquidity risk; (6) operational risk, including cybersecurity risk and risk of fraud, data processing system failures, network breaches, and maintenance of internal controls, including remediating any material weaknesses in our internal control over financial reporting; (7) increased competition, including competition from other bank and non-bank financial institutions; (8) changes in regulations, laws, taxes, government policies, monetary policies, and accounting policies; (9) regulatory enforcement actions and adverse legal actions; and (10) other economic, competitive, technological, operational, governmental, regulatory, and market factors affecting our operations, including, those factors summarized in the immediately following section titled “Summary of Principal Risk Factors”, which we encourage you to read. These risks and others described under “Risk Factors” may not be exhaustive. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

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

Below is a summary of the principal risk factors we face. Please read it carefully and refer to the more detailed descriptions of the risk factors in Item 1A - “Risk Factors.”

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
j.The partnership and private label agreement with T-Mobile may be terminated with limited notice;
k.Dependence on our new partner bank;
l.Termination of, or changes to, the MasterCard association registration;
m.Our ability to expand our market reach and product portfolio;
n.Length and unpredictability of our sales cycle;
o.Capitalized assets could become impaired;
p.Competition;
q.The strength of our brand;
r.The risk of systems or product failures;
s.The risks of agreement terminations we maintain with colleges, universities and our BaaS partner;
t.Demand for our products and services;
u.Changes in the demand or availability of student loans or financial aid;
v.Changes in government financial aid regime;
w.Exposure to global economic and other broader economic factors;
x.Data breaches, fraud, and cybersecurity issues;
y.Inability to protect or enforce our intellectual property;
z.Infringement of our intellectual property or allegations of infringement by us;
aa.Our fees and charges;
ab.Outsourcing critical operations;
ac.Ability to maintain an effective system of disclosure controls and remediate the material weakness in our internal control over financial reporting; and
ad.Our ability to integrate future acquisitions.

Risks Related to our Common Stock and Warrants
a.Whether an active, liquid trading market for our common stock is sustained;
b.Coverage by securities analysts;
c.Future sales of common stock;
d.Anti-takeover provisions under our charter and Delaware law;
e.Forum selection clauses under our charter and Delaware law;
f.Our ability to redeem unexpired warrants; and
g.Exercises of warrants increasing the number of shares eligible for future resale and dilution to stockholders.

Regulatory Risks
a.Changes in regulation related to interchange or methods of payments;
b.Regulations related to higher education and disbursements;
c.Potential future regulations given the nature of our operations;
d.Regulation applicable to our Partner Banks; and
e.We are subject to the Family Educational Rights and Privacy Act (“FERPA”) and Gramm-Leach-Bliley Act (“GLBA”).

General Risk Factors
a.Adequacy of insurance;
b.The limited experience of our management team in managing a public company; and
c.Climate change impact on our business.
v

Part I
ITEM 1. BUSINESS
Company Overview

We are a financial technology (“fintech”) company that facilitates deposits and banking services between a customer and our partner banks, Customers Bank and First Carolina Bank, (the “Partner Banks”), which are related parties and are Federal Deposit Insurance Corporation (“FDIC”) insured banks. We provide state-of-the-art high-tech digital banking and disbursement services to consumers and students nationwide through a full service fintech banking platform, accessible to customers anywhere and anytime through digital channels. Our fintech business model leverages Banking-as-a-Service (“BaaS”) partners’ and University partners’ existing customer bases to achieve high volume, low-cost customer acquisition in our Higher Education and BaaS businesses.

We are not a bank, do not hold a bank charter, and do not provide banking services. Our Partner Banks are subject to regulation by the Pennsylvania Department of Banking and Securities and the North Carolina Office of the Commissioner of Banks. Both Partner Banks are subject to the regulation of the Federal Reserve Bank and both are periodically examined by their regulatory authorities. We are subject to the regulations of the U.S. Department of Education (“ED”), due to our Disbursement business, and are periodically examined by them.

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

Employees and Human Capital Resources

As of December 31, 2023, we employed approximately 200 full-time employees, all located in the United States. Technology has allowed us to expand our reach to include a larger demographic with remote employees working throughout the country. None of these employees are covered by a collective bargaining agreement. The Company provides its employees with comprehensive benefits, some of which are provided on a contributory basis, including medical and dental plans, a 401(k) savings plan with a company match component, and short-term and long-term disability coverage. Additional benefits offered include paid time off, life insurance, and employee assistance. The Company's compensation package is designed to maintain market competitive total rewards programs for all employees in order to attract and retain superior talent.

Available Information

We are required to file with the U.S. Securities and Exchange Commission (the “SEC”) Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and proxy statements, as well as any amendments to those reports. The SEC maintains an Internet website that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports and statements filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are also accessible at no cost on our website, https://ir.bmtxinc.com/, after they are electronically filed with the SEC. Reference to our website does not constitute incorporation by reference of the information contained on the website and should not be considered part of this Report.

ITEM 1A. RISK FACTORS
You should carefully consider all the risks described below, together with the other information contained in this report, including the financial statements, before making a decision to invest in our securities. If any of the following risks occur, our business, financial condition, or operating results may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. In this section, “we,” “us,” and “our,” refer to the Company.

Risks Related to Our Business and Industry

We will be dependent on key individuals, and the loss of one or more of these key individuals could curtail our growth and adversely affect our prospects.

Our success will depend on our ability to retain key individuals and other management personnel who can continue to build our digital banking platform and develop and grow our Higher Education business and BaaS programs. Although we have entered into employment agreements with certain of these executives, their continued service cannot be assured, and if we lose the services of any of these key individuals, they would be difficult to replace, and our business and development could be materially and adversely affected.

We have a limited history operating as a separate entity and our management team has limited experience managing us.

We are a relatively new legal entity and have a limited history operating independently of Customers Bank since our January 2021 divestiture. An integral portion of our business was acquired from Higher One in June 2016. Our business had been operating primarily as a division of Customers Bank, and since September 2017, a wholly-owned subsidiary of Customers Bank. There may be unanticipated risks and expenses that come from no longer operating as a division or wholly-owned subsidiary of a bank, such as increased compliance costs and licensing requirements. In addition, we have a limited history of managing cash, liquidity, financial obligations, and resources, and other operational needs independent of Customers Bank. Because of our limited operating history, there are only limited historical results of operations for you to review and consider in evaluating our results of operations, and our prospects. We will be subject to the business risks and uncertainties associated with recently formed entities with limited operating history, including the risk that we will not achieve our strategic plan, which could have a material effect on our business, financial condition, and results of operations.

Our success depends in part on our ability to identify, recruit, and retain skilled personnel.

Our future success depends upon our continued ability to identify, attract, hire, and retain highly qualified personnel, including skilled technical, management, product, technology, and sales and marketing personnel, all whom are in high demand and are often subject to competing offers. Competition for qualified personnel in the technology industry is intense and there can be no assurance that we will be able to hire or retain a sufficient number of qualified personnel to meet our requirements, or that we will be able to do so at salary, benefit and other compensation costs that are acceptable. The recent transition towards companies offering remote and hybrid work environments, which is expected to endure, as well as our workplace policies, including policies with respect to remote and hybrid work, could impact our ability to attract and retain talent with the necessary skills and experience. In addition, the transition to remote and hybrid work environments may exacerbate the challenges of attracting and retaining skilled employees because job markets may be less constrained by physical geography. A loss of a substantial number of qualified employees, or an inability to attract, retain, and motivate additional highly skilled employees required for the expansion of our business, could have a material adverse effect on our business and growth prospects.

Our business and future success may suffer if we are unable to continue to successfully implement our strategy.

Our future success will depend, in part, on our ability to generate revenues by providing financial transaction services to higher education institutions and their students directly and through our referral partners, and our ability to implement and grow our BaaS and Higher Education banking businesses. The market for these services has only recently developed and our viability and profitability is therefore unproven. Our business will be materially and adversely affected if we are unable to develop and market products and services that achieve and maintain market acceptance.

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

Not only are establishing new client relationships and maintaining current client relationships critical to our business, they are also essential components of our strategy for maximizing student usage of our products and services and attracting new student customers, including graduate student customers. A reduction in enrollment, a failure to attract and maintain student customers, as well as any future demographic, social, geopolitical, or economic trends that reduce the number of higher education students, could materially and adversely affect our capability for both revenue and cash generation and, as a result, could have a material adverse effect on our business, financial condition, and results of operations.

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

On January 26, 2023, we announced a targeted Profit Enhancement Plan (the “PEP”) that we expect to deliver over $15 million in annualized cost reductions with over $9 million of savings realized in 2023 and an additional $6 million of savings expected to be realized in 2024. The PEP is intended to reduce operating costs, improve operating margins, improve operating cash flow, and continue advancing the Company’s ongoing commitment to profitable growth and continued innovation, and direct the Company’s resources toward its best opportunities. It may take longer than anticipated to generate the expected benefits from these changes and there can be no guarantee that these changes will result in improved operating results. If we are not successful in implementing these changes and executing the PEP in a timely and efficient manner, we may not realize the benefits we expect.

We may not be able to grow adoption and retention rates.

Our growth strategy and business projections contemplate a significant increase in adoption and retention rates for our products. A significant component of our growth strategy is dependent on our ability to have students of our Higher Education institution clients, and customers of our BaaS partner, select our services and become long-term users of our products. In particular, our growth strategy will depend on our ability to successfully cross-sell our core products and services to students after they leave college as well as growth in product usage from BaaS customers. We may not be successful in implementing this strategy because these students and customers may believe that our products and services are unnecessary or unattractive. In addition to a sensitivity to adoption rates, we are also sensitive to retention rates. As students leave college or customers leave a BaaS partner, we will face increasing competition from banks and other financial services providers.

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

The rate at which we have been able to establish relationships with our customers in the past, however, may not be indicative of the rate at which we will be able to establish additional customer relationships in the future. Our success will depend, in part, upon the ability of our executive officers to manage growth effectively for our Higher Education business. Our ability to grow will also depend on our ability to successfully hire, train, supervise, and manage new employees, obtain financing for capital needs, expand our systems effectively, allocate human resources optimally, assure regulatory compliance and address any regulatory issues, maintain clear lines of communication between our operational functions and our finance and accounting functions, and manage the pressures on management, administrative, operational, and financial infrastructure. There can be no assurance that we will be able to accurately anticipate and respond to the changing demands we will face as we continue to expand our operations, or that we will be able to manage growth effectively or achieve further growth at all. If our business does not continue to grow, or if we fail to manage any future growth effectively, our business, financial condition, and results of operations could be materially and adversely affected.

Our growth strategy is based on assumptions and estimates of management, which may not be accurate; additionally, macro trends and key partner actions are not fully within our control.

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

•Macro industry trends may impact the amounts of student disbursements or the likelihood that students choose a BankMobile-serviced account. ED regulation, industry competition, the rise of competing low-cost products, or other unknown shifts could impact growth in the student business. Student revenue growth is dependent on our ability to charge the current level of fees, which could be negatively impacted by competition or changes in industry trends. Revenue growth is also dependent on interchange income rates, ATM visits, and other factors that may shift over time.

•Interest rates are unknown. Higher rates of interest may reduce the relative attractiveness of the deposit products we service for our Partner Banks. Decreasing interest rates may reduce the servicing fees that are paid to us which could adversely affect our margins.

Our failure to meet our growth strategy could materially impact our business, financial condition, and results of operations, regardless of whether the failure to meet our strategy is due to factors in our control, or decisions by key partners or other external parties.

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

T-Mobile MONEY represents the most significant BaaS initiative undertaken by the Company to date. However, T-Mobile MONEY may not be as successful as currently expected for a variety of reasons, including customer adoption of the product, the level of marketing by T-Mobile, general economic conditions, competition and product alternatives, and other factors. If T-Mobile MONEY does not reach the anticipated activity levels or if the deposit balances sourced from T-Mobile MONEY customers are lower than projected, it could adversely affect our business, financial condition, and results of operations.

We have in the past, and will in the future, create new products in connection with the T-Mobile MONEY offering, many of which will be complex, with possible conditional requirements, options, and variations, along with changes to terms that necessitate additional disclosures or actions to comply with legal and regulatory requirements. The offerings through T-Mobile MONEY may be marketed similar to retail products, with a variety of ancillary offerings, such as rewards programs, further increasing the inherent compliance risk. While we will have final authority on the design of products, some components of the product life cycle may be managed by T-Mobile, such as promotions of the product. Since we will not have direct control over all aspects of the product life cycle, the relationship involves significant third-party relationship management requirements, indicating a significant level of inherent compliance risk.

Demographically, the T-Mobile MONEY product seeks to serve a broader and more diverse population than traditional banking. The BaaS market is very competitive, requiring products, channels, and services to be recalibrated often to remain attractive to potential customers and our BaaS partner. As such, the level and maturity of new product approval processes, change management, and the level of strategic planning must be sophisticated enough to respond to competitive demands with timely and meaningful evaluation of compliance risk.

Our agreements with our BaaS partner may expose us to additional compliance risk. For example, employees of our BaaS partner may be incentivized to promote products under a discretionary compensation program, thus increasing exposure to compliance risk. BaaS partnerships may also expose us to privacy concerns based on the partner’s receipt and use of certain data regarding the account holders and their use of the program. Opt-out and notice disclosures may be required in connection with these risks.

Short message service (“SMS”) text messaging is used extensively in carrying out service-related communications and occasionally in carrying out marketing-related communications. Since express consent is required for service-related communications to wireless subscribers, it will be critical to ensure that the language in disclosures and account agreements indicate this consent. Moreover, the consumer must have the right to revoke all these communications to their wireless numbers. Failure to comply with the Telephone Consumer Protection Act of 1991, enforced by the Federal Communications Commission (“FCC”), could result in significant litigation risk and potential fines to T-Mobile and/or to us.

The T-Mobile MONEY agreement has been renewed through February 2025, but may be terminated by T-Mobile with 30 days’ written notice to Customers Bancorp, Inc.;

The Private Label Banking Program Agreement (the “PLBPA”) that governs T-Mobile MONEY, is between Customers Bancorp, Inc. and T-Mobile. We do not contract directly with T-Mobile, but we are a beneficiary of the agreement through the Deposit Processing Services Agreement with Customers Bank. The PLBPA was entered into in February 2017 and had an initial term of three years. The term was subsequently extended an additional three years to February 2023. On February 22, 2023, the PLBPA was further extended to February 2025. T-Mobile may terminate the PLBPA with 30 days written notice to Customers Bancorp, Inc., with additional time allotted for wind-down procedures. T-Mobile’s failure to continue the PLBPA for the full term may have a material adverse effect on our business. T-Mobile may also choose to renew the PLBPA in the future on terms that are different or less favorable to us, which would impact our business, financial condition, and results of operations.

The transition to a new partner bank for our Higher Education deposits and accounts exposes us to additional risks.

On December 1, 2023, we transferred the Higher Education deposits and accounts from Customers Bank to First Carolina Bank, a North Carolina chartered, non-member community bank (“FCB”). The Company’s transition to its partnership with FCB exposes the Company to transitional risks such as the risk that the Company will not successfully integrate its operations and technologies with FCB’s deposit and accounts processes, as well as risks inherent in carrying out necessary conversion processes, such as the loss of information and potential disruption to normal operations.

In addition to these transitional risks, the Company faces risks associated with its banking partner arrangements generally, including but not limited to, reputational risks due to material data breaches or other cybersecurity incidents at our partner bank, reputational risks due to illegal or otherwise disreputable business activities that could cause our reputation to be harmed by association with our partner bank, risks that our partner bank could lose its FDIC license, our partner bank could fail to maintain adequate risk management systems, or our partner bank could fail to maintain adequate regulatory capital potentially resulting in bankruptcy or insolvency. If any of the preceding actions were to occur, whether caused by our partner bank, or by factors beyond our partner bank’s control, our business, financial condition, and results of operations could be adversely affected.

Termination of, or changes to, the MasterCard association registration could materially and adversely affect our business, financial condition, and results of operations.

The student checking account debit cards issued in connection with our Higher Education business and the consumer checking account debit cards issued in connection with our BaaS program are provided by MasterCard Inc. and are thus subject to MasterCard association rules that could subject us to a variety of fines or penalties that may be levied by MasterCard for acts or omissions by us or businesses that work with us. The card association registration is between our Partner Banks and MasterCard. There is a risk that our Partner Banks could choose not to sponsor us or MasterCard could choose not to accept us even if our Partner Banks sponsor us. The termination of the card association registration or any changes in card association or other network rules or standards, (including interpretation and implementation of existing rules or standards), to the extent that they increase the cost of doing business or limit our ability to provide products and services, could materially and adversely affect our business, financial condition, and results of operations.

To date we have derived our revenue from a limited number of products and markets. Our efforts to expand our market reach and our service and product offerings may not succeed.

Our BaaS strategy entails facilitating deposits and banking services between a customer and an FDIC insured partner bank. While we offer our digital banking platform and disbursements services to our customers, lending products and other services historically offered to non-enrolled students and other customers through our business have been limited. Many competitors offer a more diverse set of products and services to customers and operate in additional markets.

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

The sales cycle between our business’ initial contact with potential Higher Education institutional clients and BaaS partners, and the signing of a contract with that client or partner, can be lengthy, as the individual agreements need to be negotiated and partnerships customized. As a result of this lengthy sales cycle, our ability to accurately forecast the timing of revenues associated with new sales is limited. The sales cycle will vary widely due to significant uncertainties, over which we have little or no control, including:

•the individual decision-making processes of each Higher Education institutional client or BaaS partner, which typically include extensive and lengthy evaluations and will require spending substantial time, effort, and money educating each client and partner about the value of our products and services;
•the budgetary constraints and priorities and budget cycle of each Higher Education institutional client or partner;
•the reluctance of higher education staff or BaaS partner, to change or modify existing processes and procedures; and
•the amount of customization and negotiation required for any given collaboration.

In addition, there is significant upfront time and expense required to develop relationships and there is no guarantee that a potential client will sign a contract with us even after substantial time, effort, and money has been spent on the potential client. A delay in our ability or a failure to enter into new contracts with potential Higher Education institutional clients and BaaS partners could materially and adversely affect our business, financial condition, and results of operations.

We capitalize certain costs related to internal software development; this capitalized asset could become impaired if there are changes in our business model that impact the expected use of that developed software.

At December 31, 2023, the net carrying value of our developed software was $16.2 million, which represents approximately 30% of our total consolidated assets. This amount reflects the capitalized cost, net of accumulated amortization, of software that we developed internally as well as the remaining value of the acquired Higher One Disbursement business developed software. Changes in technology, our internal processes, or our business strategies or those of our partners could impact our ability to realize the value of our developed software, which could result in impairment.

Our operating results may suffer because of substantial and increasing competition in the industries in which we do business.

The market for our products and services is competitive, continually evolving, and, in some cases, subject to rapid technological change. Our disbursement services compete against all forms of payment, including paper-based transactions (principally cash and checks), electronic transactions such as wire transfers and Automated Clearing House (“ACH”) payments, and other electronic forms of payment, including card-based payment systems. Many competitors, including Heartland Payment Systems and Nelnet, Inc., provide payment software, products, and services that compete with those that we offer, now and in the future. In addition, the banking products and services offered on our platform will also compete with banks that focus on the higher education market, including U.S. Bancorp and Wells Fargo & Company. Traditional banks may become future competitors if they begin to focus on higher education institutions in a manner similar to us. We also face significant competition for our BaaS products from other BaaS providers and digital consumer banking platforms such as Chime and Green Dot, as well as from traditional consumer banks.

Many of our competitors have substantially greater financial and other resources than we have, may in the future offer a wider range of products and services, and may use advertising and marketing strategies that achieve broader brand recognition or acceptance. In addition, competitors may develop new products, services, or technologies that render our products, services, or technologies obsolete or less marketable. If we are unable to compete effectively against our competitors, our business, financial condition, and results of operations will be materially and adversely affected.

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

We may be liable to or we may lose customers if we provide poor service or if we experience systems or product failures.

We are required to fulfill our contractual obligations with respect to our products and services and offer high quality service to meet the expectations of customers. Failure to meet these expectations or fulfill our contractual obligations could cause us to lose customers and bear additional liability.

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

We may be liable to or we may lose customers if any agreements that we maintain with colleges, universities, and our BaaS partner are terminated, or if other performance triggers or other performance conditions are triggered.

Our agreements with colleges, universities, and our BaaS partner contain and will contain certain termination rights, performance triggers, and other conditions which, if exercised or triggered, may result in penalties and/or early termination of such agreements, which could cause us to be liable to customers or lose customers, thereby materially impacting our business, financial condition, and results of operations.

Demand for our products and services may decline if we do not continue to innovate or respond to evolving technological changes.

We operate in a dynamic industry characterized by rapidly evolving technology and frequent product and service introductions. We rely on proprietary technology to create efficiencies and pass on cost savings to customers and make our platform convenient for customers to access. In addition, we may increasingly rely on technological innovation as we introduce new products, expand current products into new markets, and operate a full service digital banking platform. These new products and services may include applications or financial-related services that implement artificial intelligence, machine learning, robotics, blockchain, or new approaches to data mining. Our success depends on our ability to invest in cybersecurity protection systems that will adequately protect our customers as these technologies continue to evolve. The process of developing new technologies and products is complex, and if we are unable to successfully innovate and continue to deliver a superior customer experience, customers’ demand for our products and services may decrease and our growth and operations may be harmed. Additionally, we cannot predict which technological developments or innovations will become widely adopted or how those technologies may be regulated. We also may not be able to effectively market new technology-driven products and services to our customers. Failure to successfully keep pace with and adapt to technological change affecting the financial services industry could materially impact our business, financial condition, and results of operations.

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

A decrease in consumer confidence due to the weakening of the global economy, may cause decreased spending among our customers and may decrease the use of account and card products and services. Factors such as: increases in college tuition, stagnation, or reduction in available financial aid, and reductions in the size of disbursements, may restrict spending among college students, which would reduce the use of our account and debit card products and services. Weakening economic conditions, such as decreases in consumer spending, increased consumer credit defaults and bankruptcies, inflation, and rising unemployment, may also adversely affect the demand for and use of our BaaS products, which could materially and adversely affect our business, financial condition, and results of operations.

The U.S. economy and financial markets have experienced volatility in recent years and may continue to do so in the foreseeable future. Robust demand, labor shortages and supply chain constraints has led to persistent inflationary pressures throughout the economy. Amidst these uncertainties, financial markets have continued to experience volatility. If financial markets remain volatile or if the aforementioned conditions result in further economic stress or recession, the performance of our business, which relies on the banking industry, could be significantly impacted.

Data-breaches, cybersecurity incidents, unauthorized access to or disclosure of data relating to clients, fraudulent activity, and infrastructure failures could materially and adversely affect our reputation or harm our financial condition and results of operations.

We have access to certain “personally identifiable” information of customers, which customers expect will be maintained confidentially. It is possible that hackers, customers, or employees acting unlawfully or contrary to our policies or other individuals, could improperly access our or our vendors’ systems and obtain or disclose data about customers. Further, because customer data may also be collected, stored, or processed by third-party vendors, it is possible that these vendors could intentionally or negligently disclose data about our clients or customers. Data breaches could also occur at our Partner Banks, Higher Education institution clients, or at our BaaS partner, which could negatively affect our reputation, relationships with end users, and could harm the Company, our clients, or our customers. Any such breaches or loss of data could negatively affect our business, growth prospects, financial condition, and results of operations.

We rely to a large extent on sophisticated information technology systems, databases, and infrastructure, and take reasonable steps to protect them. However, due to their size, complexity, content, and integration with or reliance on third-party systems, they are potentially vulnerable to breakdown, malicious intrusion, natural disaster, and random attack, all which pose a risk that sensitive data may be exposed to unauthorized persons or to the public. A breach of our information systems could lead to fraudulent activity, including but not limited to, identity theft, losses on the part of banking customers, additional security costs, negative publicity, and damage to our reputation and brand.

There have been several cyberattacks on websites of large financial services companies. Even if not directed at us specifically, attacks on other entities with whom we do business, or on whom we otherwise rely, or attacks on financial or other institutions important to the overall functioning of the financial system could adversely affect, directly or indirectly, aspects of our business.

Cyberattacks on third-party retailers or other business establishments that widely accept debit card or check payments could compromise sensitive customer information, such as debit card and account numbers. Such an attack could result in significant costs to the Company or our partners, such as costs to reimburse customers, reissue debit cards, and open new customer accounts.

In addition, our customers could be subject to scams that may result in the release of sufficient information concerning the customer or our accounts to allow others unauthorized access to our accounts or our systems (e.g., “phishing” and “smishing”). The ability of customers to bank remotely, including online and through mobile devices, requires secure transmission of confidential information and increases the risk of data security breaches. Because the techniques used to attack financial services company communications and information systems change frequently (and generally increase in sophistication), attacks are often not recognized until launched against a target and we may be unable to address these techniques in advance of attacks, including by implementing adequate preventative measures. We may also be unable to prevent attacks that are supported by foreign governments or other well-financed entities and that may originate from less regulated and remote areas of the world. Claims for compensatory or other damages may be brought against us as a result of a breach of our systems or fraudulent activity. If we are unsuccessful in defending against any resulting claims, we may be forced to pay damages, which could materially and adversely affect our profitability.

In addition, a significant incident of fraud, or an increase in fraud levels generally involving our products, such as our debit cards, could result in reputational damage, which could reduce the use of our products and services. Such incidents of fraud could also lead to regulatory intervention, which could increase our compliance costs. Accordingly, account data breaches and related fraudulent activity could have a material adverse effect on our future growth prospects, business, financial condition, and results of operations.

If we are unable to protect or enforce our intellectual property rights, we may lose a competitive advantage and incur significant expenses.

Our business depends on certain registered and unregistered intellectual property rights and proprietary information. We rely on a combination of patent, copyright, trademark, service mark and trade secret laws, as well as nondisclosure agreements and technical measures (such as the password protection and encryption of our data and systems) to protect our technology and intellectual property rights, including our proprietary software. Existing laws afford only limited protection for our intellectual property rights. Intellectual property rights or registrations granted to us may provide an inadequate competitive advantage or be too narrow to protect our products and services. Similarly, there is no guarantee that our pending applications for intellectual property protection will result in registrations or issued patents or sufficiently protect our rights. The protections may not be sufficient to prevent unauthorized use, misappropriation or disclosure of our intellectual property or technology, and may not prevent competitors from copying, infringing, or misappropriating our products and services. We cannot be certain that others will not independently develop, design around, or otherwise acquire equivalent or superior technology or intellectual property rights. If we are unable to adequately protect our intellectual property rights, our business and growth prospects could be materially and adversely affected.

One or more of our issued patents or pending patent applications may be categorized as so-called “business method” patents. The general validity of software patents and business method patents has been challenged in a number of jurisdictions, including the United States. Our patents may become less valuable or unenforceable if software or business methods are found to be a non-patentable subject matter or if additional requirements are imposed that our patents do not meet.

We also rely on numerous marks, trademarks, and service marks, including “BankMobile,” “BankMobile Vibe,” and “BankMobile Disbursements.” In addition, we rely on certain affiliated brands licensed to us or our bank partners such as “T-Mobile Money” and any other brands that may be developed as part of our BaaS business. If the validity of these marks were challenged, our brand may be damaged or we may be required to face considerable expense defending or changing our marks.

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
On March 22, 2023, the Company and Customers Bank replaced the Deposit Processing Services Agreement by entering into the 2023 Deposit Servicing Agreement, under which, effective March 31, 2023, the Company will perform, on behalf of Customers Bank, Customer Bank’s services, duties, and obligations under the PLBPA by and between Customers Bank and T-Mobile USA, Inc. that are not required by Applicable Law (as defined in the 2023 Deposit Servicing Agreement) to be provided by an FDIC insured financial institution.
Under the 2023 Deposit Servicing Agreement, as amended, Customers Bank will retain any and all revenue generated from the funds held in the deposit accounts, and Customers Bank will pay the Company monthly servicing fees as set forth in the 2023 Deposit Servicing Agreement. In addition, the Company will have the right to retain all revenue generated by or from the Depositor Accounts (as defined in the 2023 Deposit Servicing Agreement), including, but not limited to, fees and all other miscellaneous revenues. The Company also shall retain all fees (including without limitation interchange fees), and charges generated by its ATMs and from its payment processing services. The Company will be solely liable for any and all fees, expenses, costs, reimbursements, and other amounts that are or may become due and payable under the PLBPA, including, without limitation, any Durbin-Exempt Interchange (as defined in the 2023 Deposit Servicing Agreement) fees payable to T-Mobile under the PLBPA. Customers Bank may set off any and all PLBPA amounts against any compensation payable to the Company under the 2023 Deposit Servicing Agreement.
On March 16, 2023, the Company entered into a Deposit Servicing Agreement (the “FCB Deposit Servicing Agreement”) with a new partner bank, FCB, which provides that FCB will establish and maintain deposit accounts and other banking services in connection with customized products and services offered by the Company to its Higher Education institution clients, and the Company will provide certain other related services in connection with the accounts.
In an increasingly price-conscious and competitive market, it is possible that to maintain our competitive position with higher education institutions and our BaaS partner, we may have to decrease the fees charged for our services. Similarly, in order to maintain our competitive position with our Partner Banks, we may need to reduce the servicing fees we charge. In order to maintain our competitive position with account holders, we and our Partner Banks may need to reduce banking service fees charged to account holders. Changes to the agreements and structures under which these fees and expenses are prescribed could materially impact our business, financial condition, and results of operation.

We outsource critical operations, which exposes us to risks related to our third-party vendors.

We have entered into contracts with third-party vendors to provide critical services, technology, and software used in our operations. These outsourcing partners include, among others, Fidelity National Information Services Inc. (“FIS”), which provides back-end account and transaction data processing as well as web and application hosting services in secure data centers; MasterCard, which provides the payment network for our cards, as well as for certain other transactions; and Ubiquity Global Services, which provides customer care services.

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

Even if we are able to obtain replacement technology, software, or services, there may be a disruption or delay in our ability to operate our business or to provide products and services, and the replacement technology, software, or services might be more expensive than those we have currently. The process of transitioning services and data from one provider to another can be complicated, time consuming, and may lead to significant disruptions in our business. In addition, any failure by third-party service providers to maintain adequate internal controls could negatively affect our internal control over financial reporting, which could impact the preparation and quality of our financial statements.

Failure to maintain an effective system of disclosure controls and remediate the material weakness in our internal control over financial reporting could affect our ability to produce timely and accurate financial statements or comply with applicable laws and regulations.

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

As described in Part II, Item 9A — “Controls and Procedures”, Management has identified a material weakness in the Company's internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The Company has developed a remediation plan to address the identified material weakness. If the Company’s remediation efforts are insufficient or if additional material weaknesses in internal control over financial reporting are discovered or occur in the future, the Company's consolidated financial statements may contain material misstatements and it could be required to revise or restate its financial results, which could materially and adversely affect the Company’s business, results of operations and financial condition, restrict its ability to access the capital markets, require it to expend significant resources to correct the material weaknesses, subject it to fines, penalties, or judgments, harm its reputation, or otherwise cause a decline in investor confidence.

Any inability to successfully integrate future mergers and acquisitions could have a material adverse effect on us.

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
•you may not be able to resell your shares of common stock at or above the price for which you purchased them;
•the market price of shares of common stock may experience significant price volatility; and
•there may be less efficiency in carrying out your purchase and sale orders.

If securities analysts publish negative evaluations of our common stock or if analysts cease to report on our common stock or their evaluations of our stock are downgraded, the price of our common stock could decline.

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We currently have limited research coverage by industry and financial analysts. However, the few analysts that provide coverage of us could stop and the trading price of our stock could be negatively affected. If one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our common stock could decline. If one or more of these analysts cease to report on our common stock, we could lose visibility in the market for our stock, which in turn could cause our common stock price to decline.

Substantial future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock, and could impair our ability to raise capital through the sale of additional shares. Certain shares of our common stock are freely tradable without restriction under the Securities Act, except for any shares of our common stock that may be held or acquired by our directors, executive officers, and other affiliates, as that term is defined in the Securities Act, which are restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available.

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

•our Board of Directors may also, subject to the rights of the holders of preferred stock, authorize shares of preferred stock to be increased or decreased by the approval of the Board of Directors and the affirmative vote of the holders of a majority in voting power of the outstanding shares of capital stock of the corporation;

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

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to the holder, thereby making the warrants worthless.

We have the ability to redeem outstanding warrants (excluding any placement warrants held by our sponsor or its permitted transferees) at any time after they become exercisable and prior to their expiration, at $0.01 per warrant, provided that the last reported sales price (or the closing bid price of our common stock in the event the shares of our common stock are not traded on any specific trading day) of our common stock equals or exceeds $24.00 per share for any 20 trading days within a 30 trading-day period ending on the third business day prior to the date we send proper notice of such redemption, provided that on the date we give notice of redemption, and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of our common stock issuable upon exercise of the warrants and a current prospectus relating to them is available.

If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force a warrant holder (i) to exercise warrants and pay the exercise price therefor at a time when it may be disadvantageous to do so, (ii) to sell warrants at the then-current market price when the holder might otherwise wish to hold the warrants, or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, will be substantially less than the market value of the warrants.

Our warrants could increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of December 31, 2023, there were warrants outstanding to purchase an aggregate of 22,703,004 shares of our common stock. These warrants consist of 17,294,044 public warrants and 5,408,960 private placement warrants. Each warrant entitles its holder to purchase one share of our common stock at an exercise price of $11.50 per share and will generally expire at 5:00 p.m., New York time, on January 4, 2026, or earlier upon redemption of our common stock. To the extent warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to our then existing stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could depress the market price of our common stock.

Regulatory Risks

A change in regulations related to interchange or methods of payments could materially and adversely affect our financial performance.

Federal, state, or network regulations could be changed in the future in a way that could negatively affect our business. Additionally, with the advent of creative money movement systems that bypass card networks, a large future proportionate share of “spend” could leverage a less income-producing method. In turn, these events could significantly reduce our interchange income from which we currently derive a significant proportion of our revenues, which could adversely affect our financial condition and results of operations.

We are subject to various regulations related to higher education and disbursements.

Because we provide services to some higher education institutions that involve handling federal student financial aid funds, we are considered a “third-party servicer” under Title IV of the Higher Education Act of 1965, which governs the administration of federal student financial aid programs. Those regulations require a third-party servicer to submit an annual compliance audit conducted by outside independent auditors that cover the servicer’s Title IV activities. Each year, we are required to submit a “Compliance Attestation Examination of the Title IV Student Financial Assistance Programs” audit to the ED, which includes a report by an independent audit firm. This yearly compliance audit submission to ED provides comfort to our Higher Education institution clients that we are in compliance with applicable third-party servicer regulations. We also provide and will provide this compliance audit report to clients upon request to help them fulfill their compliance audit obligations as Title IV participating institutions.

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

We may face additional regulation by federal and state regulators in the future given the nature of our operations.

Although we are not a bank, and do not hold a bank charter, we operate in a highly regulated environment as a service provider in facilitating deposits between a customer and our Partner Banks. As a result, we may in the future become subject to supervision, regulation, and examination by various federal and state regulators in addition to regulations related to higher education disbursements, including the Consumer Financial Protection Bureau (“CFPB”), and various state regulatory agencies. The CFPB provides regulatory oversight with respect to compliance under consumer laws and regulations. While we are not currently directly supervised by the CFPB, the CFPB has the ability to influence policy and may have the ability to regulate us in the future as regulators seek to increase and ensure fair access to banking products and services. Any such changes, if applicable to us, may subject us to additional costs, adversely impact our income, and increase our litigation risk should we fail to appropriately comply, may increase costs associated with responding to or defending such actions, and may also impact consumer behavior, limit the types of services and products we may offer, and change the manner in which we operate. In addition, changes to laws and regulations could negatively impact demand for our products and services.

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

Climate change (including severe weather and natural disasters) could have significant effects on our business.

There is an increasing concern over the risks of climate change and related environmental sustainability matters. The physical risks of climate change include discrete events, such as flooding and wildfires, and longer-term shifts in climate patterns, such as extreme heat, sea level rise, and more frequent and prolonged drought. Such events could disrupt our operations, those of our customers, or partners, or third parties on which we rely, including through direct damage to assets and indirect impacts from supply chain disruption and market volatility. In addition, transitioning to a low-carbon economy may entail extensive policy, legal, technological, and market initiatives. Transition risks, including changes in consumer preferences and additional regulatory requirements or taxes, could increase our expenses and undermine our strategies. Further, our ability to attract and retain employees may also be harmed if our response to climate change is perceived as ineffective or insufficient.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our internal and customer facing information technology systems and confidential information. As part of this program, we prioritize maintaining the highest cybersecurity standards to safeguard information stored within our information technology systems. Our cybersecurity framework and controls are designed to align with key aspects of recognized best practices and standards for cybersecurity and information technology including industry standards based upon guidelines from the Center for Information Security (“CIS”) and the National Institute of Standards and Technology Cyber Security Framework (“NIST CSF”). Additionally, we incorporate guidance from the Federal Financial Institutions Examination Council (“FFIEC”) to ensure we meet the expectations of our partners and any applicable regulatory requirements.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas. As part of our enterprise risk assessment function, we have implemented processes to assess, identify, and manage the material risks facing the Company, including from cyber threats. Key elements of our cybersecurity risk management program include, but are not limited to the following:

•risk assessments designed to help identify material cybersecurity risks to our information technology systems and confidential information;
•products and services built with security tools;
•cybersecurity awareness training, including internal phishing tests of our employees, contractors, consultants, or any third-parties who will have access to our information technology systems and environment;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents;
•a third-party risk management process for key service providers, suppliers, and vendors based on their criticality and risk profile; and
•a level of cybersecurity insurance that we believe is appropriate, taking into consideration the material risks from cybersecurity threats.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us. For more information on our cybersecurity-related risks, see Item 1A - “Risk Factors.”

Cybersecurity Governance

The Company’s information technology team is responsible for assessing and managing cybersecurity risks and has a depth of experience focused on increasing the Company’s resilience to security threats and stays current on new developments through monitoring of the cybersecurity landscape. The Company’s information technology environment is actively monitored for potential security threats, and security events are investigated and acted on to minimize potential risk to the environment.

Our Board of Directors considers cybersecurity risk as part of its risk oversight function and oversees management’s implementation of our cybersecurity risk management program. The Board of Directors receives periodic reports from management on our cybersecurity risks and program. In addition, management updates the Board of Directors, as necessary, regarding any significant cybersecurity incidents.

ITEM 2. PROPERTIES

Our corporate headquarters, which operates under a short-term lease arrangement, is located at 201 King of Prussia Road, Suite 650, Wayne, PA. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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
Holders
On April 1, 2024, there were 783 holders of record of our common stock and 12 holders of record of our warrants.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
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
BMTX’s fintech business model leverages Banking-as-a-Service (“BaaS”) partners’ and University partners’ existing customer bases to achieve high volume, low-cost customer acquisition in its Higher Education and BaaS businesses. BMTX has four primary revenue sources: interchange and card revenue, servicing fees, account fees, and university fees. The majority of revenues are driven by customer activity (deposits, spend, transactions, etc.) and may be paid or passed through by our Partner Banks, universities, or paid directly by customers.
BMTX facilitates deposits and banking services between a customer and our partner banks, Customers Bank and First Carolina Bank, (the “Partner Banks”), which are related parties and are Federal Deposit Insurance Corporation (“FDIC”) insured banks. The Partner Banks hold the FDIC insured deposits that BMTX sources and services and are the issuing banks on BMTX’s debit cards. The Partner Banks pay the Company a servicing fee for the deposits generated and pass through interchange income earned from transactions on debit cards and transaction-based account fees.

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

Certain accounting policies involve significant judgment and assumptions by us that have a material impact on the carrying value of certain assets. We consider these accounting policies to be critical accounting policies. An accounting estimate is considered to be critical if it meets both of the following criteria (i) the estimate requires assumptions about matters that are highly uncertain at the time of the accounting estimate is made, and (ii) different estimates reasonably could have been used, or changes in the estimate that are reasonably likely to occur from period to period, may have a material impact on the presentation of our financial condition, changes in financial condition, or results of operations. As of, and for the twelve months ended December 31, 2023 and 2022, we did not identify any critical accounting estimates.

The critical accounting policies that are both important to the portrayal of our financial condition and results of operations, and require complex, subjective judgments and are identified as critical accounting policies are share-based compensation, provision for operating losses, income taxes, goodwill and other intangibles, developed software, and accounting for public and private warrants.

Share-Based Compensation Expense

The Company uses share-based compensation, including stock, restricted stock units, and performance stock units, to provide long-term performance incentives for its employees and directors. Share-based compensation is recognized on a straight-line basis over the requisite service period of the award based on the grant-date fair value for service-based awards. Compensation related to performance-based awards is recognized over the period the performance obligation is expected to be satisfied. For compensation related to performance-based awards with milestones, upon the grant date, and at each subsequent reporting period, we reassess whether it is probable that we will achieve each operational milestone, and if so, the period when we expect to achieve that operational milestone. For compensation related to performance-based awards with a market condition, we use a Monte Carlo simulation to determine the fair value of the award on the grant date, and recognize the share-based compensation expense over the derived service period. Forfeitures are recognized as they occur. Share-based compensation expense is included in Salaries and employee benefits. In addition, holders of shares may elect to surrender a portion of their shares on the vesting date to cover their income tax obligations.

Provision for Operating Losses

The provision for operating losses represents our obligation for losses resulting from fraud transactions that have generally been disputed by our serviced deposit account holders, Regulation E card claim losses incurred by us, an estimated liability for fraud and Regulation E losses where such disputes have not been resolved as of the end of the reporting period, a provision for overdrawn serviced deposit accounts for which we are responsible, net of any related actual and expected recoveries.

Fraud losses are recognized when realized or incurred. Drivers include, but are not limited to, efforts by organized or unorganized fraudsters to target an account, customer complicity, customer lack of proper password safeguarding or other preventative measures, onboarding approval procedures, changes in account funds availability, in person vs. online transactions, macroeconomic conditions, changes in customer behavior, and regulatory changes. The main source of Regulation E losses is card holder claims of unauthorized use of their debit card. Drivers include, but are not limited to, transaction purchase volume, in person vs. online, macroeconomic conditions, changes in customer behavior, and regulatory changes. A customer has 60 days to dispute a charge. BMTX may decline the claim within 10 days or advance the funds to the account holder if the investigation is still pending. BMTX may continue to investigate transactions for 35 more days, before making its final decision. At conclusion of the investigation, the advance is reversed or is made permanent. BMTX’s loss includes closed disputes where the customer is entitled to keep the funds advanced, an expected loss on actual disputes that are pending investigation, which is based on historical experience, as well as an estimate of disputes incurred, but not yet disputed. The estimated liability for disputes incurred, but not yet disputed is determined by analyzing historical rates of transactions disputed and applying that experience rate to actual debit card volume in the period. This estimate of future disputes is then adjusted for our estimate of the amount disputed that we expect to result in a loss, which is estimated based on our historical experience. Serviced deposit accounts overdrawn for 30 or more days are fully reserved through an overdraft provision. Our estimation process is subject to risks and uncertainties, including that future performance may be different from our historical experience. Accordingly, our actual loss experience may not match expectations.

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

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price over the identifiable net assets of businesses acquired through business combinations accounted for under the acquisition method. Goodwill is reviewed for impairment annually as of October 31 and between annual tests when events and circumstances indicate that impairment may have occurred. A goodwill impairment charge represents the amount by which the reporting unit’s carrying amount exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. BMTX applies a qualitative assessment to determine if the Step 1 quantitative impairment test is necessary.

Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangible assets that have finite lives, such as university relationships, are subject to impairment testing. Intangible assets are amortized on a straight-line basis over twenty years. Other intangibles subject to amortization are reviewed for impairment under FASB ASC Topic 360, Property, Plant and Equipment, which requires that a long-lived asset or asset group be tested for recoverability whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the Company determines that the carrying amount is impaired, the asset is written down to fair value. Fair value is determined based on discounted cash flows or Management’s estimates, depending on the nature of the assets.

As part of its qualitative assessment, BMTX reviews regional and national trends in current and expected economic conditions. BMTX also considers its own historical performance, expectations of future performance, indicative deal values, and other trends specific to its industry.

Developed Software

Developed software includes internally developed software and developed software acquired in the Higher One Disbursement business acquisition. Internally developed software and related capitalized work-in-process costs relate to the development of our fintech digital banking platform.

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

At each reporting period, the Company performs an assessment to determine if any indicators of impairment are present. If indicators are present, the Company performs a recoverability test by measuring the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. If the Company determines that the carrying amount is impaired, the asset is written down to fair value. Fair value is determined based on discounted cash flows or Management’s estimates, depending on the nature of the assets.

Public & Private Warrants

The Company has public and private warrants outstanding as a result of the merger transaction with Megalith that occurred on January 4, 2021. Each warrant entitles the registered holder to purchase one whole share of common stock at a price of $11.50 a share. The warrants expire January 4, 2026, or earlier upon redemption or liquidation and the Company has redemption rights if our common stock trades above $24.00 for 20 out of 30 days. The private warrants are identical to the public warrants except that the private warrants are non-redeemable and exercisable on a cashless basis so long as they are held by the sponsor and certain others. The private warrants and the public warrants are treated differently for accounting purposes.

In accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity, the private warrants are accounted for as liabilities and are marked-to-market each reporting period with the change recognized in earnings. In general, under the mark-to-market accounting model, as the Company’s stock price increases, the warrant liability increases, and the Company recognizes additional expense in its Consolidated Statements of Loss – the opposite when the stock price declines. Accordingly, the periodic revaluation of the private warrants could result in significant volatility in reported earnings.

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

The following summarized tables set forth our operating results for the twelve months ended December 31, 2023 and December 31, 2022:

	Twelve Months Ended December 31,			% Change
(dollars in thousands, except per share data)	2023	2022	Change
Operating revenues	$55,252	$83,597	$(28,345)	(34)%
Operating expenses	75,232	92,853	(17,621)	(19)%
Loss from operations	(19,980)	(9,256)	(10,724)	116%
Gain on fair value of private warrant liability	2,665	8,066	(5,401)	(67)%
Loss before income tax expense (benefit)	(17,315)	(1,190)	(16,125)	NM
Income tax expense (benefit)	16	(411)	427	(104)%
Net loss	$(17,331)	$(779)	$(16,552)	NM

Basic loss per common share	$(1.50)	$(0.07)	$(1.43)	NM
Diluted loss per common share	$(1.50)	$(0.07)	$(1.43)	NM
NM refers to changes greater than 150%.

For the twelve months ended December 31, 2023, Net loss increased $16.6 million as compared to the twelve months ended December 31, 2022, resulting in a Net loss of $17.3 million, which included a $5.4 million decrease in the Gain on fair value of private warrant liability as compared to the twelve months ended December 31, 2022 Loss from operations for the twelve months ended December 31, 2023 increased $10.7 million as compared to the twelve months ended December 31, 2022, resulting in a Loss from operations of $20.0 million. Operating revenues decreased by $28.3 million or 34%, and Operating expenses decreased by $17.6 million or 19%. Changes in operating revenues and expenses are discussed in greater detail below. Basic and diluted loss per share, which decreased to $(1.50) are both driven by the impact of the total net loss in the current year.

Operating Revenues

	Twelve Months Ended December 31,		Change	% Change
(dollars in thousands)	2023	2022
Revenues:
Interchange and card revenue	$9,447	$22,318	$(12,871)	(58)%
Servicing fees	31,460	44,581	(13,121)	(29)%
Account fees	8,099	8,992	(893)	(10)%
University fees	5,701	5,734	(33)	(1)%
Other revenue	545	1,972	(1,427)	(72)%
Total operating revenues	$55,252	$83,597	$(28,345)	(34)%

Total Operating revenues decreased $28.3 million or 34% in the twelve months ended December 31, 2023 as compared to the twelve months ended December 31, 2022. This decrease is primarily attributable to a $13.1 million or 29% decrease in Servicing fees driven by a 47% reduction in average serviced deposits, most significantly within our BaaS vertical which has experienced continued runoff of highly interest rate sensitive accounts throughout 2023 and 2022, offset in part by higher deposit yields beginning in the second quarter of 2023 under the new deposit processing services agreements; a $12.9 million or 58% decrease in Interchange and card revenue driven primarily by the loss of Durbin-exempt rates from changes in the deposit processing services agreements; and a $1.4 million or 72% decrease in Other revenue due to lower current year development revenues.

Operating Expenses

	Twelve Months Ended December 31,			% Change
(dollars in thousands)	2023	2022	Change
Technology, communication, and processing	$27,775	$29,176	$(1,401)	(5)%
Salaries and employee benefits	22,489	39,926	(17,437)	(44)%
Professional services	11,257	10,747	510	5%
Provision for operating losses	8,311	6,798	1,513	22%
Occupancy	35	1,022	(987)	(97)%
Customer related supplies	911	894	17	2%
Advertising and promotion	479	741	(262)	(35)%
Restructuring, merger, and acquisition related expenses	937	290	647	NM
Other expense	3,038	3,259	(221)	(7)%
Total operating expenses	$75,232	$92,853	$(17,621)	(19)%
NM refers to changes greater than 150%.

Total operating expenses decreased $17.6 million or 19% in the twelve months ended December 31, 2023 as compared to the twelve months ended December 31, 2022. This decrease is primarily attributable to a $17.4 million or 44% decrease in Salaries and employee benefits, which included a $9.8 million reduction attributable primarily to the effect of the PEP initiatives and a $9.4 million reduction in share-based compensation expenses due primarily to the full vesting of the January 4, 2021 Share-Based Compensation Award and current year forfeitures of unvested RSU grants offset by $1.6 million lower capitalization and client reimbursement of labor expenses. In addition, there was a $1.4 million or 5% decrease in Technology, communication, and processing due to lower variable core processing expenses and a $1.0 million or 97% decrease in Occupancy due to the physical office closures in 2022. These decreases were offset in part by a $1.5 million or 22% increase in Provision for operating losses, which included higher current year fraud and overdraft losses and $0.6 million of increased Restructuring, merger, and acquisition related expenses incurred in order to execute the PEP cost saving initiatives.

Income Tax Expense (Benefit)

The Company’s effective tax rate was (0.1)% and 34.5% for the twelve months ended December 31, 2023 and December 31, 2022, respectively.

The Company’s effective tax rate for the twelve months ended December 31, 2023 differs from the Company’s federal statutory rate of 21.0% primarily due to the Company being in a taxable loss position and having a full valuation allowance established. The only tax expense recorded is related to minimum taxes in various state jurisdictions.
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
LIQUIDITY AND CAPITAL RESOURCES
Our Cash and cash equivalents consist of non-interest bearing, highly-liquid demand deposits. We had $14.3 million of Cash and cash equivalents at December 31, 2023 as compared to $21.1 million of Cash and cash equivalents at December 31, 2022.
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
FASB ASC Topic 205-40, Presentation of Financial Statements - Going Concern, requires Management to assess an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. In each reporting period, including interim periods, an entity is required to assess conditions known and reasonably knowable as of the financial statement issuance date to determine whether it is probable an entity will not meet its financial obligations within one year from the financial statement issuance date. Management has performed this required assessment as of April 5, 2024, and believes there are sufficient funds available to support its ongoing business operations and continue as a going concern for at least the next 12 months with projected liquidity of $10.0 million at April 5, 2025. Management’s assessment is subject to known and unknown risks, uncertainties, assumptions, and changes in circumstances, many of which are beyond our control including the impact of the macroeconomic environment, and that are difficult to predict as to timing, extent, likelihood, and degree of occurrence, and that could cause actual results to differ from estimates and forecasts, potentially materially.
The table below summarizes our cash flows for the periods indicated:

	Twelve Months Ended December 31,			% Change
(dollars in thousands)	2023	2022	Change
Net cash provided by operating activities	$1,527	$3,480	$(1,953)	(56)%
Net cash used in investing activities	(5,873)	(5,675)	(198)	3%
Net cash used in financing activities	(2,474)	(2,401)	(73)	3%
Net decrease in cash and cash equivalents	$(6,820)	$(4,596)	$(2,224)	48%

Cash Flows Provided by Operating Activities

    Cash provided by operating activities was $1.5 million in the twelve months ended December 31, 2023 which is a $2.0 million net decrease in cash provided by operating activities as compared to the twelve months ended December 31, 2022.

The decrease in net cash provided by operating activities is driven primarily by a $19.7 million increase in cash Net loss, a $2.4 million decreased source of cash from Accounts receivable, and a $7.8 million increased use of cash for Accounts payable and accrued liabilities, offset in part by a $14.7 million increased source of cash from Deferred revenue, a $11.0 million increased source of cash from Prepaid and other assets, a $1.8 million decreased use of cash for Taxes payable, and a $0.4 million decreased use of cash for Operating lease liabilities.

Cash Flows Used in Investing Activities
Cash used in investing activities increased $0.2 million as compared to the twelve months ended December 31, 2022. primarily due to increased development costs related to internal use software offset in part by decreased purchases of equipment.

Cash Flows Used in Financing Activities
Cash used in financing activities increased $0.1 million as compared to the twelve months ended December 31, 2022, primarily due to larger tax payments related to the net settlement of share-based compensation awards versus the private warrant repurchase transaction during the prior year.
CONTRACTUAL OBLIGATIONS
As of December 31, 2023, the Company had no material contractual debt obligations.
Off-Balance Sheet Arrangements
As of December 31, 2023, we did not have any off-balance sheet arrangements.
ITEM 7A. QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Risk

We are exposed to various economic risks in the normal course of business including concentration of credit risk. Potential concentration of credit risk consists primarily of accounts receivable from our Partner Banks, BaaS partner, MasterCard, and Higher Education institution clients.

Historically, we have not experienced any material losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these balances.

At December 31, 2023 and December 31, 2022, Customers Bank accounted for 16% and 17% of our total Accounts receivable, net, respectively. At December 31, 2023 and December 31, 2022, a BaaS partner accounted for 48% and 60% of our total Accounts receivable, net, respectively. At December 31, 2023 and December 31, 2022, MasterCard accounted for 21% and 10% of our total Accounts receivable, net, respectively.

Financial instruments that potentially subject the Company to credit risk consist principally of cash held in the Company's operating account. Cash is maintained in accounts with Customers Bank, which, at times, may exceed the FDIC coverage limit of $250,000. At December 31, 2023, the Company has not experienced losses on these cash accounts and Management believes, based upon the quality of Customers Bank, that the credit risk with regard to these deposits is not significant.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
BM Technologies, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BM Technologies, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of loss, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Philadelphia, Pennsylvania
April 5, 2024

BM TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$14,288	$21,108
Accounts receivable, net allowance for doubtful accounts of $1,100 and $305	9,128	8,260
Prepaid expenses and other assets	5,148	9,076
Total current assets	28,564	38,444
Premises and equipment, net	535	508
Developed software, net	16,173	22,324
Goodwill	5,259	5,259
Other intangibles, net	4,109	4,429
Other assets	—	72
Total assets	$54,640	$71,036
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$10,577	$12,684
Deferred revenue, current	12,322	6,647
Total current liabilities	22,899	19,331
Non-current liabilities:
Deferred revenue, non-current	127	—
Liability for private warrants	162	2,847
Other non-current liabilities	480	—
Total liabilities	23,668	22,178
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock: Par value $0.0001 per share; 10,000,000 shares authorized, zero shares issued or outstanding	$—	$—
Common stock: Par value $0.0001 per share; 1 billion shares authorized; 11,984,133 and 12,240,237 shares issued and outstanding	1	1
Additional paid-in capital	71,787	72,342
Accumulated deficit	(40,816)	(23,485)
Total shareholders’ equity	$30,972	$48,858
Total liabilities and shareholders’ equity	$54,640	$71,036
See accompanying notes to the consolidated financial statements.

BM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF LOSS
(amounts in thousands, except per share data)

	Twelve Months Ended December 31,
	2023	2022
Operating revenues:
Interchange and card revenue	$9,447	$22,318
Servicing fees	31,460	44,581
Account fees	8,099	8,992
University fees	5,701	5,734
Other revenue	545	1,972
Total operating revenues	55,252	83,597
Operating expenses:
Technology, communication, and processing	27,775	29,176
Salaries and employee benefits	22,489	39,926
Professional services	11,257	10,747
Provision for operating losses	8,311	6,798
Occupancy	35	1,022
Customer related supplies	911	894
Advertising and promotion	479	741
Restructuring, merger, and acquisition related expenses	937	290
Other expense	3,038	3,259
Total operating expenses	75,232	92,853
Loss from operations	(19,980)	(9,256)
Non-operating income and expense:
Gain on fair value of private warrant liability	2,665	8,066
Loss before income tax expense (benefit)	(17,315)	(1,190)
Income tax expense (benefit)	16	(411)
Net loss	$(17,331)	$(779)

Weighted average number of shares outstanding - basic	11,574	11,942
Weighted average number of shares outstanding - diluted	11,574	11,942

Basic loss per common share	$(1.50)	$(0.07)
Diluted loss per common share	$(1.50)	$(0.07)
See accompanying notes to the consolidated financial statements.

BM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Twelve Months Ended December 31, 2023 and 2022
(amounts in thousands, except share data)

	Common Stock
	Shares of Common Stock Outstanding	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2021	12,193,378	$1		$60,686	$(22,706)	$37,981
Net loss	—	—		—	(779)	(779)
Conversion of private warrants to public warrants	—	—	—	724	—	724
Issuance of common stock as compensation	6,000	—	—	37	—	37
Tax paid on behalf of employees related to net settlement of share-based awards	(141,405)	—		(425)	—	(425)
Issuance of common stock upon exercise of warrants	100	—		1	—	1
Share-based compensation expense	182,164	—	—	11,319	—	11,319
Balance at December 31, 2022	12,240,237	$1		$72,342	$(23,485)	$48,858
Net loss	—	—		—	(17,331)	(17,331)
Conversion of private warrants to public warrants	—	—		20	—	20
Tax paid on behalf of employees related to net settlement of share-based awards	(543,574)	—		(2,474)	—	(2,474)
Share-based compensation expense	287,470	—		1,899	—	1,899
Balance at December 31, 2023	11,984,133	$1		$71,787	$(40,816)	$30,972

See accompanying notes to the consolidated financial statements.

BM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Twelve Months Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(17,331)	$(779)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of premises and equipment	265	298
Loss on disposal of premises and equipment	—	38
Amortization of developed software	11,591	11,445
Amortization of other intangible assets	320	320
Amortization of leased assets	—	326
Provision for bad debt	795	226
Impairment of developed software	620	—
Share-based compensation expense	1,899	11,356
Gain on fair value of private warrant liability	(2,665)	(8,066)
Changes in operating assets and liabilities:
Accounts receivable	(1,663)	708
Prepaid expenses and other current assets	3,928	(6,976)
Other assets	72	—
Accounts payable and accrued liabilities	(2,106)	5,737
Taxes payable	—	(1,807)
Operating lease liabilities	—	(416)
Deferred revenue	5,802	(8,930)
Net Cash provided by Operating Activities	1,527	3,480
Cash Flows Used in Investing Activities:
Development of internal use software	(5,581)	(5,176)
Purchases of premises and equipment	(292)	(499)
Net Cash used in Investing Activities	(5,873)	(5,675)
Cash Flows Used in Financing Activities:
Proceeds from exercise of warrants	—	1
Repurchase of private warrants	—	(1,977)
Payments related to net settlement of share-based compensation awards	(2,474)	(425)
Net Cash used in Financing Activities	(2,474)	(2,401)
Net Decrease in Cash and Cash Equivalents	(6,820)	(4,596)
Cash and Cash Equivalents – Beginning	21,108	25,704
Cash and Cash Equivalents – Ending	$14,288	$21,108

Supplementary Cash Flow Information:
Income taxes (refunded) paid, net	$(4,395)	$8,123
Noncash Operating, Investing, and Financing Activities:
Conversion of private warrants to public warrants	$20	$—
Contingent liability for acquired software	$480	$—
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
BMTX’s fintech business model leverages Banking-as-a-Service (“BaaS”) partners’ and University partners’ existing customer bases to achieve high volume, low-cost customer acquisition in its Higher Education and BaaS businesses. BMTX has four primary revenue sources: interchange and card revenue, servicing fees, account fees, and university fees. The majority of revenues are driven by customer activity (deposits, spend, transactions, etc.) and may be paid or passed through by our Partner Banks, universities, or paid directly by customers.
BMTX facilitates deposits and banking services between a customer and our partner banks, Customers Bank and First Carolina Bank, (the “Partner Banks”), which are related parties and are Federal Deposit Insurance Corporation (“FDIC”) insured banks. The Partner Banks hold the FDIC insured deposits that BMTX sources and services and are the issuing banks on BMTX’s debit cards. The Partner Banks pay the Company a servicing fee for the deposits generated and pass through interchange income earned from transactions on debit cards and transaction-based account fees.

BMTX is not a bank, does not hold a bank charter, and does not provide banking services, and as a result, is not subject to direct banking regulation, except as a service provider to our Partner Banks. BMTX is also subject to the regulations of the U.S. Department of Education (“ED”) due to our student disbursements business, and is periodically examined by it. BMTX’s contracts with most of its Higher Education institution clients require it to comply with numerous laws and regulations, including, where applicable, regulations promulgated by the ED regarding the handling of student financial aid funds received by institutions on behalf of their students under Title IV of the Higher Education Act of 1965; the Family Educational Rights and Privacy Act of 1995; the Electronic Fund Transfer Act and Regulation E; the USA PATRIOT Act and related anti-money laundering requirements; and certain federal rules regarding safeguarding personal information, including rules implementing the privacy provisions of the Gramm-Leach-Bliley Act. Other products and services offered by BMTX may also be subject to other federal and state laws and regulations.
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
FASB ASC Topic 205-40, Presentation of Financial Statements - Going Concern, requires Management to assess an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. In each reporting period, including interim periods, an entity is required to assess conditions known and reasonably knowable as of the financial statement issuance date to determine whether it is probable an entity will not meet its financial obligations within one year from the financial statement issuance date.

Management has performed this required assessment as of April 5, 2024, and believes there are sufficient funds available to support its ongoing business operations and continue as a going concern for at least the next 12 months with projected liquidity of $10.0 million at April 5, 2025.

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

Use of Estimates

These financial statements reflect all normal and recurring adjustments that are, in the opinion of Management, necessary to present a fair statement of the financial position and the results of operations and cash flows of BMTX for the periods presented. The preparation of financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include share-based compensation, provision for operating losses, valuation of deferred tax assets, valuation of the private warrants, internally developed software, and goodwill and other intangible asset impairment analysis. Actual results could differ from those estimates.

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

Customer and Vendor Concentrations

At December 31, 2023 and December 31, 2022, Customers Bank accounted for 16% and 17% of our total Accounts receivable, net, respectively. At December 31, 2023 and December 31, 2022, a BaaS partner accounted for 48% and 60% of our total Accounts receivable, net, respectively. At December 31, 2023 and December 31, 2022, MasterCard accounted for 21% and 10% of our total Accounts receivable, net, respectively.

For the twelve months ended December 31, 2023 and 2022, Customers Bank, through a Deposit Processing Services Agreement and Amendment thereof, accounted for 87% and 89% of our Total operating revenues, respectively. See Note 13 – Related Party Transactions for additional information. Certain of these revenues are paid directly by MasterCard or individual account holders to the Company.

For the twelve months ended December 31, 2023 and 2022, there is one vendor that accounted for 11% and 12% of our Total operating expenses, respectively.

Significant Accounting Policies

As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised ASUs applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use the extended transition period under the JOBS Act.

Business Combinations

Business combinations are accounted for by applying the acquisition method in accordance with FASB ASC Topic 805, Business Combinations. Under the acquisition method, identifiable assets acquired and liabilities assumed are measured at their fair values as of the date of acquisition, and are recognized separately from goodwill. Results of operations of the acquired entity are included in the statement of income from the date of acquisition. BMTX recognizes goodwill when the acquisition price exceeds the estimated fair value of the net assets acquired.

Cash and Cash Equivalents

Our cash is maintained at Customers Bank, with a large majority of our cash balances at December 31, 2023 exceeding the FDIC’s $250,000 insured limit per account. We have not experienced losses on cash balances exceeding the federally insured limits, but there can be no assurance that we will not experience such losses in the future.

Accounts Receivable

Accounts receivable primarily relate to billings for deposit processing services provided to our Partner Banks in addition to reimbursements to be received from a BaaS partner, as described in collaborative arrangements below, MasterCard incentive income, and uncollected university subscription and disbursement services fees. These amounts are recorded at face amounts less an allowance for doubtful accounts. Management evaluates accounts receivable and establishes the allowance for doubtful accounts based on historical experience, analysis of past due accounts, and other current available information. Accounts receivable deemed to be uncollectible are individually identified and are charged-off against the allowance for doubtful accounts.

Premises and Equipment

Premises and equipment are recorded at cost less accumulated depreciation. Depreciation is charged to operations on a straight-line basis over the estimated useful lives of the assets or, in the case of leasehold improvements, the lease period, if shorter. Upon disposal or retirement of property and equipment, cost and related accumulated depreciation are removed from the accounts. Gains and losses from dispositions are credited or charged to operations. Expenditures for ordinary maintenance and repairs are charged to expense. Additions or betterments to property and equipment are capitalized at cost. The respective expenses are recorded in Technology, communication, and processing and Occupancy on the Consolidated Statements of Loss for the twelve months ended December 31, 2023 and 2022, respectively.

Developed Software

Developed software includes internally developed software and developed software acquired in the Higher One Disbursement business acquisition. Internally developed software and related capitalized work-in-process costs relate to the development of our fintech digital banking platform.

BMTX capitalizes certain internal and external costs incurred to develop internal-use software during the application development stage. BMTX also capitalizes the cost of specified upgrades and enhancements to internal-use software that result in additional functionality. Once a development project is substantially complete and the software is ready for its intended use, BMTX begins amortizing these costs on a straight-line basis over the internal-use software’s estimated useful life, which ranges from three to seven years. Amortization expense is recorded in Technology, communication, and processing on the Consolidated Statements of Loss.

The Higher One Disbursement business developed software is related to the disbursement business services to colleges and universities and delivering services to students. The Higher One Disbursement business developed software was recorded at the amount determined by a third-party valuation expert at acquisition date and was estimated based on expected revenue attributable to the software utilizing a discounted cash flow methodology, giving consideration to potential obsolescence. The estimated useful life of the Higher One Disbursement business developed software is 10 years. Amortization expense is recorded in Technology, communication, and processing on the Consolidated Statements of Loss.

At each reporting period, the Company performs an assessment to determine if any indicators of impairment are present. If indicators are present, the Company performs a recoverability test by measuring the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. If the Company determines that the carrying amount is impaired, the asset is written down to fair value. Fair value is determined based on discounted cash flows or Management’s estimates, depending on the nature of the assets. Developed software impairment expense for the twelve months ended December 31, 2023 and 2022 totaled $0.6 million and zero, respectively. Impairment expense is recorded in Technology, communication, and processing on the Consolidated Statements of Loss.

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price over the identifiable net assets of businesses acquired through business combinations accounted for under the acquisition method. Goodwill is reviewed for impairment annually as of October 31 and between annual tests when events and circumstances indicate that impairment may have occurred. A goodwill impairment charge represents the amount by which the reporting unit’s carrying amount exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. BMTX applies a qualitative assessment to determine if the Step 1 quantitative impairment test is necessary.

Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangible assets that have finite lives, such as university relationships, are subject to impairment testing. Intangible assets are amortized on a straight-line basis over twenty years. Other intangibles subject to amortization are reviewed for impairment under FASB ASC Topic 360, Property, Plant and Equipment, which requires that a long-lived asset or asset group be tested for recoverability whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the Company determines that the carrying amount is impaired, the asset is written down to fair value. Fair value is determined based on discounted cash flows or Management’s estimates, depending on the nature of the assets.

As part of its quantitative and qualitative assessment, BMTX reviews regional and national trends in current and expected economic conditions. BMTX also considers its own historical performance, expectations of future performance, indicative deal values, and other trends specific to its industry. Based on its quantitative and qualitative assessment, BMTX determined that there was no evidence of impairment of the balance of goodwill or other intangible assets. As of December 31, 2023 and 2022, Goodwill was $5.3 million and Other intangibles, net was $4.1 million and $4.4 million, respectively.

Leases

BMTX enters into lease agreements primarily for the use of office space, all which are classified as operating leases. At lease commencement date, BMTX recognizes right-of-use (“ROU”) assets and lease liabilities measured at the present value of lease payments over the lease term. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease expense for rental payments are recognized on a straight-line basis over the lease term and are included in Occupancy. In addition to rent, BMTX pays taxes and maintenance expenses, including an annual increase in operating expenses over the initial year’s expenses under certain leases as variable lease payments. For the twelve months ended December 31, 2023, the Company had one month to month short term office lease that qualified for the short-term lease exemption under FASB ASC Topic 842, Leases. and as such, did not require capitalization as a right of use asset or lease liability.

Insurance Premium Finance Obligations

The Company includes the obligation for its insurance premium financing in Accounts Payable and accrued liabilities on the Consolidated Balance Sheets. There were zero premium finance obligations outstanding at both December 31, 2023 and 2022.

Deferred Revenue

Deferred revenue consists of payments received from customers, most significantly from its Partner Banks, prior to the performance of services. Deferred revenue is recognized over the service period on a straight-line basis or when the contractual performance obligation has been satisfied. The Company classifies deferred revenue on the Consolidated Balance Sheets in Deferred revenue, current and Deferred revenue, non-current.

Public & Private Warrants

The Company has public and private warrants outstanding as a result of the merger transaction with Megalith that occurred on January 4, 2021. Each warrant entitles the registered holder to purchase one whole share of common stock at a price of $11.50 a share. The warrants expire January 4, 2026, or earlier upon redemption or liquidation and the Company has redemption rights if our common stock trades above $24.00 for 20 out of 30 days. The private warrants are identical to the public warrants except that the private warrants are non-redeemable and exercisable on a cashless basis so long as they are held by the sponsor and certain others. The private warrants and the public warrants are treated differently for accounting purposes.

In accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity, the private warrants are accounted for as liabilities and are marked-to-market each reporting period with the change recognized in earnings. In general, under the mark-to-market accounting model, as the Company’s stock price increases, the warrant liability increases, and the Company recognizes additional expense in its Consolidated Statements of Loss – the opposite when the stock price declines. Accordingly, the periodic revaluation of the private warrants could result in significant volatility in reported earnings. For the twelve months ended December 31, 2023 and 2022, respectively, the Company recognized non-cash gains of $2.7 million and $8.1 million related to the mark-to-market accounting on its private warrants.

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

Revenue Recognition

BMTX’s revenues from interchange and card revenue, servicing fees, account fees, and university fees are within the scope of FASB ASC Topic 606, Revenue from Contracts with Customers. The Company recognizes revenue in accordance with FASB ASC Topic 606 when the performance obligations related to the transfer of services under the terms of a contract are satisfied. Some obligations are satisfied at a point in time while others are satisfied over a period of time. Revenue is recognized as the amount of consideration to which the Company expects to be entitled to in exchange for transferring services to a customer. The Company’s customer contracts do not contain terms that require significant judgment to determine the variability impacting the transaction price. A performance obligation is deemed satisfied when the control over services is transferred to the customer. Control is transferred to a customer either at a point in time or over time. To determine when control is transferred at a point in time, the Company considers indicators, including but not limited to, the right to payment, transfer of significant risk and rewards of ownership, and acceptance by the customer. When control is transferred over a period of time, the output method is used to measure progress for the transfer. The measure of progress used to assess completion of the performance obligation is based on time over the period of service. We assess our revenue arrangements against specific criteria in order to determine if we are acting as principal or agent. The Company determined that it is the agent in contracts for interchange and card revenue, and presents these revenues net of related expenses under FASB ASC Topic 606.

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

Servicing fees

BMTX sources and services deposit accounts for its Partner Banks, and in exchange, is paid servicing fees. Servicing fees and terms are established by individually negotiated contractual agreements. A rate is applied to the daily average deposit balances. In all periods, servicing fees are recognized monthly based on average daily balances.

Account fees

BMTX earns account fees on BMTX serviced deposit accounts for transaction-based, account maintenance services. Account maintenance fees, which relate primarily to monthly maintenance fees for BMTX serviced accounts that do not meet minimum deposit balance requirements, are earned on a monthly basis representing the period over which BMTX satisfies its performance obligation. Transaction-based fees, which include services such as wire transfer fees, card replacement, and cash deposit via Green Dot network fees, are recognized at the time the transaction is completed. Service charges on deposit accounts are withdrawn from the depositor’s account balance.

University fees

BMTX earns university fees from Higher Education clients in exchange for financial aid and other student refund disbursement services provided. BMTX facilitates the distribution of financial aid and other refunds to students, while simultaneously enhancing the ability of the higher education institutions to comply with the federal regulations applicable to financial aid transactions. For these services, Higher Education institution clients are charged an annual subscription fee and/or per-transaction fees (e.g., check issuance, new card, card replacement fees) for certain transactions. The annual subscription fee is recognized ratably over the period of service using the output method and the transaction fees are recognized when the transaction is completed. BMTX typically enters into long-term (generally three or five-year initial term) contracts with Higher Education institutions to provide these refund management disbursement services.

Advertising and Promotion

Advertising and promotion costs are expensed as incurred.

Collaborative Arrangements

In the normal course of business, BMTX may enter into collaborative arrangements primarily to develop and commercialize banking products to its BaaS partners’ customers. Collaborative arrangements are contractual agreements with third-parties that involve a joint operating activity where both BMTX and the collaborating BaaS partner are active participants in the activity and are exposed to the significant risks and rewards of the activity. Collaborative activities typically include research and development, technology, product development, marketing, and day-to-day operations of the banking product. These agreements create contractual rights and do not represent an entity in which we have an equity interest. BMTX accounts for its rights and obligations under the specific requirements of the contracts. These arrangements often require the sharing of revenue and expense. BMTX’s expenses incurred pursuant to these arrangements are reported net of any payments due to or amounts due from BMTX’s BaaS partner, which are recognized at the time the BaaS partner becomes obligated to pay.

For the twelve months ended December 31, 2023 and 2022, BMTX recognized fee sharing from its BaaS partners of $3.9 million and $7.5 million, respectively, from collaborative arrangements. These net proceeds include $(1.0) million and $1.4 million, respectively, in revenues (contra-revenues), recorded in Other revenue, Interchange and card revenue, and Servicing fees on the Consolidated Statements of Loss and $4.9 million and $6.1 million, respectively, in expense reimbursements, recorded in Technology, communication and processing, Salaries and employee benefits, and Professional services on the Consolidated Statements of Loss.

Share-Based Compensation Expense

The Company uses share-based compensation, including stock, restricted stock units, and performance stock units, to provide long-term performance incentives for its employees and directors. Share-based compensation is recognized on a straight-line basis over the requisite service period of the award based on the grant-date fair value for service-based awards. Compensation related to performance-based awards is recognized over the period the performance obligation is expected to be satisfied. For compensation related to performance-based awards with milestones, upon the grant date, and at each subsequent reporting period, we reassess whether it is probable that we will achieve each operational milestone, and if so, the period when we expect to achieve that operational milestone. For compensation related to performance-based awards with a market condition, we use a Monte Carlo simulation to determine the fair value of the award on the grant date, and recognize the share-based compensation expense over the derived service period. Forfeitures are recognized as they occur. Share-based compensation expense is included in Salaries and employee benefits. In addition, holders of shares may elect to surrender a portion of their shares on the vesting date to cover their income tax obligations.

401(k) Plan

On January 3, 2023, the Company implemented the BM Technologies, Inc. 401(k) Plan (the “401(k) Plan”) for the benefit of BMTX’s eligible employees. The 401(k) Plan permits eligible employees to make voluntary contributions combined with employer contributions, up to a maximum of $63.5 thousand per year, subject to certain limitations. The Company offers a matching contribution equal to 50% of an eligible employee’s deferral election up to 3% of their annual salary. The Company records its contributions to the 401(k) Plan in Salaries and employee benefits on the Consolidated Statements of Loss. The Company’s employer contribution to the 401(k) Plan for the twelve months ended December 31, 2023 totaled $0.6 million.

Provision for Operating Losses

The provision for operating losses represents BMTX’s obligation for losses resulting from fraud transactions that have generally been disputed by our serviced deposit account holders, Regulation E card claim losses incurred by us, an estimated liability for fraud and Regulation E losses where such disputes have not been resolved as of the end of the reporting period, a provision for overdrawn serviced deposit accounts for which we are responsible, net of any related recoveries.

Fraud losses are recognized when realized or incurred. The main source of Regulation E losses is card holder claims of unauthorized use of their debit card. BMTX’s loss includes closed disputes where the customer is entitled to keep the funds advanced, an expected loss on actual disputes that are pending investigation, which is based on historical experience, as well as an estimate of disputes incurred, but not yet disputed. The estimated liability for disputes incurred, but not yet disputed is determined by analyzing historical rates of transactions disputed and applying that experience rate to actual debit card volume in the period. This estimate of future disputes is then adjusted for our estimate of the amount disputed that we expect to result in a loss, which is estimated based on our historical experience. The estimated liability totaled $1.3 million and $0.4 million as of December 31, 2023 and 2022, respectively; the changes period over period are presented within Provision for Operating Losses on the Consolidated Statements of Loss.

Restructuring, Merger and Acquisition Related Expenses

In connection with the Company’s Profit Enhancement Plan (the “PEP”), and previous unconsummated merger, BMTX incurred $0.9 million and $0.3 million in merger and acquisition expenses for the twelve months ended December 31, 2023 and 2022, respectively, which are recorded within Restructuring, merger and acquisition related expenses on the Consolidated Statements of Loss.

Recently Adopted Accounting Standards

As of December 31, 2023, there were no recently adopted accounting standards that had a material impact on the Company’s consolidated financial statements and related disclosures.

Accounting Standards Issued but Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB that are adopted by BMTX as of the required effective dates. ASUs not listed below were assessed and determined to be either not applicable or to not have a material impact on BMTX’s financial statements taken as a whole.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in FASB ASC Topic 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in FASB ASC Topic 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in FASB ASC Topic 260, Earnings Per Share, to require entities to calculate diluted earnings per share for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted earnings per share when an instrument may be settled in cash or shares. As a smaller reporting company, ASU 2020-06 is effective for BMTX for fiscal years beginning after December 15, 2023. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company has determined that ASU 2020-06 will not have a material impact on its consolidated financial statements and related disclosure.

In December 2023, the FASB issued ASU 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosures, which is a final standard on improvement to income tax disclosures. This update applies to all entities subject to income taxes. As a public business entity, the new requirements will be effective for annual periods beginning after December 15, 2024. As of December 31, 2023, the Company is still evaluating the impact of this update to its financial statements for annual periods after December 15, 2024.

NOTE 3 — ACCOUNTS RECEIVABLE
Accounts receivable, net primarily relate to billings for deposit processing services to our Partner Banks, MasterCard incentive income, uncollected university subscription and disbursement services fees, and receivables from our BaaS partner, and are recorded at face amounts less an allowance for doubtful accounts.

Management evaluates accounts receivable and establishes the allowance for doubtful accounts based on historical experience, analysis of past due accounts, and other current available information. Accounts receivable deemed to be uncollectible are individually identified and are charged-off against the allowance for doubtful accounts. The allowance for doubtful accounts was $1.1 million at December 31, 2023 and $0.3 million at December 31, 2022.

(amounts in thousands)	Beginning Balance	Additions	Reductions	Ending Balance
Allowance for doubtful accounts
Twelve months ended December 31, 2022	$79	$381	$(155)	$305
Twelve months ended December 31, 2023	$305	$1,001	$(206)	$1,100

NOTE 4 — PREMISES AND EQUIPMENT AND DEVELOPED SOFTWARE

Premises and equipment

The components of premises and equipment were as follows:

(amounts in thousands)	Expected Useful Life	December 31, 2023	December 31, 2022
IT equipment	3 to 5 years	$930	$1,377
Accumulated depreciation		(395)	(869)
Total		$535	$508
BMTX recorded depreciation expense of $0.3 million for the twelve months ended December 31, 2023 as a component of Technology, communication, and processing expense on the Consolidated Statements of Loss and $0.3 million for the twelve months ended December 31, 2022 as a component of Occupancy expense on the Consolidated Statements of Loss.

BMTX recorded no impairment expense for the twelve months ended December 31, 2023 and 2022.

Developed software
The components of developed software were as follows:

(amounts in thousands)	Expected Useful Life	December 31, 2023	December 31, 2022
Higher One Disbursement business developed software	10 years	$27,400	$27,400
Internally developed software	3 to 7 years	43,225	42,504
Work-in-process		6,662	3,077
		77,287	72,981
Accumulated amortization		(61,114)	(50,657)
Total		$16,173	$22,324

BMTX recorded amortization expense of $11.6 million and $11.4 million for the twelve months ended December 31, 2023 and 2022, respectively, as a component of Technology, communication and processing expense on the Consolidated Statements of Loss.

BMTX recorded impairment expense of $0.6 million and zero for the twelve months ended December 31, 2023 and 2022, respectively, as a component of Technology, communication and processing expense on the Consolidated Statements of Loss.

NOTE 5 — GOODWILL AND OTHER INTANGIBLES
Goodwill represents the excess of the purchase price over the identifiable net assets of the businesses acquired through business combinations accounted for under the acquisition method. Goodwill is reviewed for impairment annually as of October 31 and between annual tests when events and circumstances indicate that impairment may have occurred. There was no goodwill impairment for the twelve months ended December 31, 2023 and 2022.
Other intangibles, net represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. We have one intangible asset which is being amortized on a straight-line basis over twenty years.

The components of Other intangibles, net as of December 31, 2023 and 2022 were as follows:

(amounts in thousands)	Expected Useful Life	December 31, 2023	December 31, 2022
Customer relationships – universities	20 years	$6,402	$6,402
Accumulated amortization		(2,293)	(1,973)
Total		$4,109	$4,429
Other intangibles, net includes assets subject to amortization that are reviewed for impairment under FASB ASC Topic 360, Property, Plant and Equipment. Amortization is recorded in Other expense on the Consolidated Statements of Loss. BMTX recorded amortization expense of $0.3 million and $0.3 million for the twelve months ended December 31, 2023 and 2022, respectively.
The customer relationships - universities will be amortized in future periods as follows:

2024	$320
2025	320
2026	320
2027	320
After 2027	2,829
Total	$4,109
There was no impairment for Other intangibles, net for the twelve months ended December 31, 2023 and 2022.
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

Operating lease expenses are recorded in Occupancy on the Consolidated Statements of Loss. BMTX recorded lease expense of less than $0.1 million and $0.5 million, for the twelve months ended December 31, 2023 and 2022, respectively.
Cash paid pursuant to operating lease liabilities totaled zero and $0.4 million for the twelve months ended December 31, 2023 and 2022. These cash payments are reported as a component of cash flows provided by operating activities in the Consolidated Statements of Cash Flows.

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

On June 5, 2023, the Company entered into an agreement to purchase certain software technology assets from a third-party. Purchase consideration was comprised of a cash payment of less than $0.1 million at closing and potential future contingent consideration of $0.5 million over the next three years if the technology is successfully and continuously deployed by the Company. The $0.5 million of contingent consideration is reported in Other non-current liabilities on the Consolidated Balance Sheets.

NOTE 8 — SHAREHOLDERS’ EQUITY AND PRIVATE WARRANT LIABILITY

Common Stock

The Company is authorized to issue 1,000,000,000 shares of common stock, par value $0.0001 per share. At December 31, 2023, there were 11,984,133 shares of common stock issued and outstanding, which includes the 300,000 performance shares discussed below. At December 31, 2022, there were 12,240,237 shares of common stock issued and outstanding, which includes the 300,000 performance shares discussed below.

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

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

Performance Shares

The Company has 300,000 common shares, par value $0.0001 per share, issued and outstanding, that contain a restrictive legend, subject to release only if the vesting criteria are met before the seventh anniversary of the closing date of the merger with Megalith. If the vesting criteria are not met prior to the seventh anniversary of the closing date of the merger, the shares will be forfeited and cancelled. The vesting criteria are met when either (1) the volume weighted average price of the Company’s common stock on the principal exchange on which such securities are then listed or quoted shall have been at or above $15.00 for twenty (20) trading days (which need not be consecutive) over a thirty (30) trading day period; or (ii) the Company sells shares of its capital stock in a secondary offering for at least $15.00 per share, in each case subject to equitable adjustment for share splits, share dividends, reorganizations, combinations, recapitalizations, and similar transactions affecting the shares of the Company’s common stock after the merger, and possible reduction for certain dividends granted to the Company’s common stock, or (2) the Company undergoes certain change in control or sales transactions. None of the vesting criteria for the performance shares were met during the twelve months ended December 31, 2023 or 2022 and no expense has been recognized.

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

January 4, 2021 Share-Based Compensation Award

In connection with its January 4, 2021 divestiture of the Company, Customers Bank, the Company’s former parent, granted 1,317,035 of the merger consideration shares of the Company it received to certain employees and executives of the Company. The share-based compensation award was subject to vesting conditions, including a required service condition from award recipients through January 3, 2023. The grant date fair value of the award, totaling $19.6 million, was recorded as share-based compensation expense in the Company’s Consolidated Statements of Loss on a straight-line basis over the two year post-grant vesting period, net of any actual forfeitures. The shares awarded were restricted until fully vested. The holders of restricted shares were provided an option to surrender a portion of their shares on the vesting date to cover their income tax obligations. On January 3, 2023, all restricted shares, net of prior forfeitures, vested.

The change in unvested shares under the January 4, 2021 Share-Based Compensation Award is shown below:

	Number of Awards	Weighted-Average Grant-Date Fair Value Per Award
Balance as of December 31, 2021	1,283,535	$14.87
Granted	—	$14.87
Vested	(88,889)	$14.87
Forfeited	(26,500)	$14.87
Balance as of December 31, 2022	1,168,146	$14.87
Granted	—	$—
Vested	(749,854)	$14.87
Net settlement of share-based awards for taxes	(418,292)	$14.87
Balance as of December 31, 2023	—	$—

BMTX recorded share-based compensation expense related to these awards of less than $0.1 million and $9.2 million for the twelve months ended December 31, 2023 and 2022, respectively.

Equity Incentive Plan

Our 2020 Equity Incentive Plan (the “2020 Equity Incentive Plan”) provides for the grant of incentive stock options, or ISOs, nonstatutory stock options, or NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards, all which may be granted to employees, including officers, non-employee directors, and consultants of both the Company and its affiliates. Additionally, the 2020 Equity Incentive Plan provides for the grant of performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants.

On June 20, 2023, an amendment to the 2020 Equity Incentive Plan was approved by the Company’s stockholders. The amendment increased the total number of shares of common stocks authorized under the 2020 Equity Incentive Plan by 1,279,963 from 1,220,037 (the number of shares authorized under the original 2020 Equity Incentive Plan) to 2,500,000.

Grants were made under the 2020 Equity Incentive Plan for the twelve months ended December 31, 2023 and 2022 as described within Restricted Stock Units and Performance - Based Restricted Stock Units below as well as the grants of unrestricted shares to directors which vest immediately.

Restricted Stock Units

Restricted Stock Units (“RSUs”) granted under the 2020 Equity Incentive Plan, as amended, generally vest in three or four equal installments on each anniversary of the grant date. The RSUs that have been granted are all paid in stock upon vesting, and are thus classified as equity awards, which are measured using the grant date fair value of BMTX common stock and are not remeasured at the end of each reporting period. We recognize compensation cost starting from the grant date on a straight-line basis over the required vesting period in accordance with FASB ASC Topic 718, Compensation - Stock Compensation. We account for forfeitures as they occur and reverse any previously recognized compensation expense related to forfeited awards.

Performance - Based Restricted Stock Units

Performance - Based Restricted Stock Units (“PBRSUs”) granted under the 2020 Equity Incentive Plan, as amended, currently vest upon the later of: a) the third year of employment following the grant date or b) the achievement of the specified performance goals within the fifth year of the grant date. As defined by the 2020 Equity Incentive Plan, as amended, the Compensation Committee of the Board of Directors determines the number of PBRSUs a participant earns based on the extent to which the corresponding performance goals have been achieved over the five-year performance cycle. The PBRSUs that have been granted are paid in stock upon vesting, and are thus classified as equity awards, which are measured using the grant date fair value of BMTX common stock and are not remeasured at the end of each reporting period. We account for forfeitures as they occur and reverse any previously recognized compensation expense related to forfeited awards.

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

For PBRSUs with a market condition, we used a Monte Carlo simulation to determine the fair value on the grant date, and recognize the share-based compensation expense over the derived service period.

The change in unvested RSUs and PBRSUs awarded is shown below:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of December 31, 2021	357,100	$8.99	347,500	$7.09
Granted	85,540	$7.87	—	$—
Vested	(93,275)	$9.10	—	$—
Forfeited	(24,575)	$9.79	(12,500)	$7.09
Balance as of December 31, 2022	324,790	$8.84	335,000	$7.09
Granted	719,690	$3.13	455,000	$2.94
Vested	(287,470)	$4.62	—	$—
Forfeited	(311,904)	$4.19	(295,000)	$3.57
Balance as of December 31, 2023	445,106	$6.47	495,000	$2.99

For the twelve months ended December 31, 2023 and 2022, the share-based compensation expense related to the RSU awards totaled $1.3 million and $1.0 million, respectively. At December 31, 2023, unrecognized compensation expense related to the unvested portion of the RSUs was approximately $1.5 million and is expected to be recognized over a term of 1.92 years.

For the twelve months ended December 31, 2023 and 2022, the share-based compensation expense related to the PBRSUs awards totaled $0.5 million and $1.0 million, respectively. At December 31, 2023, unrecognized compensation expense related to the unvested portion of the PBRSUs was approximately $0.9 million and is expected to be recognized over a term of 1.9 years.

Directors Grants

The Company grants common shares to its Board of Directors on a discretionary basis. These shares vest immediately upon grant. During the twelve months ended December 31, 2023 and December 31, 2022 the Company granted zero and 1,000 shares of common stock to each of its Directors, for a total of zero and 6,000 shares with share-based compensation expense totaling zero and less than $0.1 million, respectively.

Employee Stock Purchase Plan (“ESPP”)

The Company has an ESPP (the “BM Technologies Inc. 2021 Employee Stock Purchase Plan”) which has an effective date of May 1, 2021. The purpose of the ESPP is to provide eligible employees with an incentive to advance the interests of the Company, by affording them an opportunity to purchase stock of the Company at a favorable price. As of December 31, 2023, there have been no shares purchased on behalf of employees under the ESPP, as the program has not yet been made available for employee participation.

Warrants

At December 31, 2023 and 2022, respectively, there were 22,703,004 warrants to purchase our common stock outstanding. The warrant totals for each period-end consist of 17,294,044 and 17,227,189 public warrants and 5,408,960 and 5,475,815 private warrants, as of December 31, 2023 and 2022, respectively.

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

As of December 31, 2023, 1,600 of the Company’s outstanding public warrants have been exercised and 1,169,963 of the private warrants have been repurchased by the Company from related parties at $1.69 per warrant.

During the twelve months ended December 31, 2023, 66,855 of the private warrants were reclassified to public warrants based upon a sale of the private warrants by the original holders which resulted in a modification of terms that effect classification as public warrants. During the twelve months ended December 31, 2023, there were no public warrants exercised.

During the twelve months ended December 31, 2022, 300,000 of the private warrants were reclassified to public warrants based upon a sale of the private warrants by the original holders which resulted in a modification of terms that effect classification as public warrants. During the twelve months ended December 31, 2022, there were 100 public warrants exercised.

The private warrants and the public warrants are treated differently for accounting purposes, as follows:
Private Warrants

In accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity, the private warrants are accounted for as liabilities and are marked-to-market each reporting period with the change in fair value recognized in earnings. In general, under the mark-to-market accounting model, as our stock price increases, the private warrant liability increases, and we recognize additional expense in our Consolidated Statements of Loss – with the opposite when our stock price declines. Accordingly, the periodic revaluation of the private warrants could result in significant volatility in our reported earnings.

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

Income Statement Impact: Subsequent to the close of the merger, any change in fair value of the private warrants is recognized in our Consolidated Statements of Loss below operating profit as Gain on fair value of private warrant liability with a corresponding amount recognized in the Liability for private warrants on our Consolidated Balance Sheets. For the twelve months ended December 31, 2023 and 2022, we recorded a gain of $2.7 million and $8.1 million, respectively, resulting from the revaluation of the private warrants.

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

Cash Flow Impact: The impact of the change in fair value of the private warrants has no impact on our cash flows as it is a noncash adjustment. Cash received for the exercise of warrants is recorded in cash flows from financing activities. Cash paid for the repurchase of warrants is recorded in cash flows from financing activities. During the twelve months ended December 31, 2022, the Company repurchased private warrants from related parties for cash consideration totaling $2.0 million. No such transactions occurred during the twelve months ended December 31, 2023.

Shareholders’ Equity Impact: The impact to Additional paid-in capital as of the opening balance sheet is described above. Exercises of private warrants results in a reduction of the Liability for private warrants on the Consolidated Balance Sheets with a corresponding increase to Common Stock and Additional paid-in capital.

Public Warrants

In accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity, the public warrants are treated as equity instruments under U.S. GAAP. The public warrants are not marked-to-market each reporting period, thus there is no impact to earnings. Exercises of the public warrants are recorded as cash is received and are recorded in Cash and cash equivalents, with a corresponding offset recorded in Common stock and Additional paid-in capital within equity. During the twelve months ended December 31, 2023, there were no exercises of public warrants. During the twelve months ended December 31, 2022, there were exercises of 100 public warrants with cash proceeds totaling less than $0.1 million.

NOTE 9 — REVENUES

Revenues

BMTX recognizes operating revenue in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers.

The following table presents BMTX’s revenues disaggregated by nature of the revenue stream and the pattern or timing of revenue recognition for the twelve months ended December 31, 2023 and 2022. The Company has one reportable segment and all revenues are earned in the U.S.

	Twelve Months Ended December 31,
(amounts in thousands)	2023	2022
Revenues:
Revenue recognized at point in time:
Interchange and card revenue	$9,447	$22,318
Servicing fees	31,460	44,581
Account fees	8,099	8,992
University fees - disbursement activity	881	1,108
Other revenue	202	1,720
Total revenue recognized at point in time	50,089	78,719
Revenue recognized over time:
University fees - subscriptions	4,820	4,626
Other revenue - maintenance and support	343	252
Total revenue recognized over time	5,163	4,878
Total revenues	$55,252	$83,597

Deferred Revenue

Deferred revenue consists of payments received from customers prior to the performance of services. Deferred revenue is recognized over the service period on a straight-line basis or when the contractual performance obligation has been satisfied.

The deferred revenue balances were as follows:

	December 31,
(amounts in thousands)	2023	2022
Deferred revenue	$12,449	$6,647

During the twelve months ended December 31, 2023, the Company recognized revenue of approximately $6.6 million included in deferred revenue at the beginning of the period. During the twelve months ended December 31, 2022, the Company recognized revenue of approximately $15.4 million included in deferred revenue at the beginning of the period.

Unbilled receivables

The Company had $1.5 million of unbilled receivables, or amounts recognized as revenue for which invoices have not yet been issued, as of December 31, 2023, and $2.6 million as of December 31, 2022. Unbilled receivables are reported in Accounts receivable, net on the Consolidated Balance Sheets.

NOTE 10 — INCOME TAXES

The components of income tax expense (benefit) were as follows:

	Twelve Months Ended December 31,
(amounts in thousands)	2023	2022
Current expense (benefit)
Federal	$—	$(423)
State	16	12
Total current expense (benefit)	$16	$(411)

Deferred expense (benefit)
Federal	$(4,357)	$(296)
State	(383)	8
Change in valuation allowance	4,740	288
Total deferred expense (benefit)	$—	$—

Total income tax expense (benefit)	$16	$(411)

Effective tax rates differ from the federal statutory rate of 21% due to the following:

	Twelve months ended December 31,
	2023		2022
(amounts in thousands)	Amount	% of pretax loss	Amount	% of pretax loss
Federal income tax at statutory rate	$(3,636)	21.00%	$(250)	21.00%
State taxes, net of federal benefit	490	(2.83)%	(457)	38.48%
Change in fair value of warrant liabilities	(560)	3.23%	(1,694)	142.51%
Change in valuation allowance	4,740	(27.38)%	288	(24.23)%
Nondeductible compensation	5	(0.03)%	2,183	(183.64)%
Tax credits	(1,023)	5.91%	(545)	45.86%
Other	(1)	0.01%	64	(5.39)%
Total	$16	(0.09)%	$(411)	34.59%

As of December 31, 2023 and 2022, the Company had no FASB ASC Topic 740-10 unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company recognized interest and penalties on unrecognized tax benefits of less than $0.1 million for the twelve months ended December 31, 2023 and 2022 in Other expense on our Consolidated Statements of Loss.

As of December 31, 2023, the Company had $18.5 million of federal net operating loss carryforward and $19.1 million of state net operating loss carryforwards. As of December 31, 2022, the Company had $0.3 million of federal net operating loss carryforward and $0.3 million of state net operating loss carryforwards. The federal net operating loss carryforward does not have an expiration date. The state net operating loss carryforwards have differing expiration dates depending on the jurisdiction. As of December 31, 2023 there was $0.9 million of federal tax credit carryforwards and $0.1 million of state tax credit carryforwards. The federal tax credit carryforward begins to expire in 2042 and the state tax credit carryforwards have differing expiration dates depending on the jurisdiction.

Deferred income taxes reflect temporary differences in the recognition of revenue and expenses for tax reporting and financial statement purposes, principally because certain items are recognized in different periods for financial reporting and tax return purposes.

The following represents the Company's deferred tax assets and liabilities as of December 31, 2023 and 2022:

(amounts in thousands)	December 31, 2023	December 31, 2022
Deferred tax assets:
Section 197 Intangibles	$27,164	$27,794
Nondeductible compensation	752	2,005
Accrued bonuses	63	162
Tax credits	1,022	—
Other	5,832	385
Less: Valuation Allowance	(34,690)	(29,950)
Total deferred tax assets	$143	$396
Deferred tax liabilities
Depreciation	(90)	(340)
Capitalized costs	(53)	(56)
Total deferred tax liabilities	$(143)	$(396)
Net deferred tax asset (liability)	$—	$—

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carry back period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, Management considered the scheduled reversal of the deferred tax liabilities, the level of historical income, and the projected future taxable income over the periods in which the temporary difference comprising the deferred tax assets will be deductible. Based on its assessment, Management determined that a full valuation allowance is necessary as of December 31, 2023 and 2022.

The Company is subject to income tax examinations by federal, state, and local taxing authorities for tax periods ended after December 31, 2019.
NOTE 11 — LOSS PER SHARE
The following are the components and results of operations and loss per common share calculations for the periods presented:

	Twelve Months Ended December 31,
(amounts in thousands, except share and per share data)	2023	2022
Net loss available to common shareholders	$(17,331)	$(779)
Net loss used for EPS	$(17,331)	$(779)

Weighted-average number of common shares outstanding – basic	11,574	11,942
Weighted-average number of common shares outstanding – diluted	11,574	11,942

Basic loss per common share	$(1.50)	$(0.07)
Diluted loss per common share	$(1.50)	$(0.07)

For basic loss per share, the performance shares are subject to forfeiture and they are considered share-indexed instruments and not outstanding shares until they are vested. During the twelve months ended December 31, 2023 and 2022, the vesting criteria has not been met and they are not included.

For the twelve months ended December 31, 2023, our performance shares, public warrants, and private warrants were excluded from the computation of diluted weighted average shares outstanding as the necessary conditions had not been achieved for the performance shares and the average stock price for the period was below the strike price for the warrants. The performance shares are only considered in the calculation for diluted loss per share if they are dilutive in nature. The performance shares are only dilutive when the average share price is greater than the strike price and when positive net income is reported. During the twelve months ended December 31, 2023, the average share price was below the strike price and these shares were not included in the diluted loss per share calculations. For the twelve months ended December 31, 2023, our performance-based RSUs were also excluded because the vesting is contingent upon the satisfaction of certain conditions which had not been achieved as of December 31, 2023. For the twelve months ended December 31, 2023, 445 of our service-based RSUs were also excluded as the effect would be antidilutive.

For the twelve months ended December 31, 2022, our performance shares, public warrants, and private warrants were excluded from the computation of diluted weighted average shares outstanding as the necessary conditions had not been achieved for the performance shares and the average stock price for the period was below the strike price for the warrants. The performance shares are only considered in the calculation for diluted loss per share if they are dilutive in nature. The performance shares are only dilutive when the average share price is greater than the strike price and when positive net income is reported. During the twelve months ended December 31, 2022, the average share price was below the strike price and these shares were not included in the diluted loss per share calculations. For the twelve months ended December 31, 2022, our performance-based RSUs were also excluded because the vesting is contingent upon the satisfaction of certain conditions which had not been achieved as of December 31, 2022. For the twelve months ended December 31, 2022, 309 of our service-based RSUs were also excluded as the effect would be antidilutive.

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock:

	Twelve Months Ended December 31,
(amounts in thousands)	2023	2022
Performance based shares	300	300
Public warrants	17,294	17,227
Private warrants	5,409	5,476
Performance-based RSUs	495	335
Service-based RSUs	445	309
Total	23,943	23,647
NOTE 12 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
BMTX uses fair value measurements to determine and disclose the fair value of its financial instruments. FASB’s ASC Topic 825, Financial Instruments, requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For fair value disclosure purposes, BMTX utilized the fair value measurement criteria under FASB ASC Topic 820, Fair Value Measurements (“ASC 820”).

In accordance with FASB ASC Topic 820, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for BMTX’s financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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
The following methods and assumptions were used to estimate the fair value of BMTX’s financial instruments as of December 31, 2023 and 2022:
Cash and cash equivalents
Cash and cash equivalents reported on the Consolidated Balance Sheets consists of non-interest bearing demand deposits, for which carrying value approximates fair value.
Accounts receivable, net
The carrying amount of accounts receivable approximates fair value because of the short-term nature of these items.
Liability for Private Warrants

The fair value of the private warrants was estimated using a modified version of the binomial lattice model incorporating the Cox-Ross-Rubenstein methodology as of December 31, 2023 and 2022. We assumed a term for the private warrants equal to the contractual term from the date of the merger with Megalith and then discounted the resulting value to the valuation date.

Among the key inputs and assumptions used in the pricing formula at December 31, 2023 were the following: a term of 2.02 years; volatility of 58%; a dividend yield of zero; an underlying stock price of $2.05; a risk free interest rate of 4.18%; and a closing price of the public warrants of $0.03 per share.

Among the key inputs and assumptions used in the pricing model at December 31, 2022 were the following: a term of 3.01 years; volatility of 43%; a dividend yield of zero; an underlying stock price of $5.21; a risk free interest rate of 4.17%; and a closing price of the public warrants of $0.52 per share.

As of December 31, 2023 and 2022, the warrant liability is classified as a Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement.

The estimated fair value of BMTX’s financial instruments at December 31, 2023 and December 31, 2022 were as follows:

			Fair Value Measurements at December 31, 2023
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$14,288	$14,288	$14,288	$—	$—
Accounts receivable, net	9,128	9,128	9,128	—	—
Liabilities:
Liability for private warrants	$162	$162	$—	$—	$162

			Fair Value Measurements at December 31, 2022
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$21,108	$21,108	$21,108	$—	$—
Accounts receivable, net	8,260	8,260	8,260	—	—
Liabilities:
Liability for private warrants	$2,847	$2,847	$—	$—	$2,847

NOTE 13 — RELATED PARTY TRANSACTIONS

The Company has several relationships with our Partner Banks, which are related parties of the Company. These relationships are described below.

Customers Bank

Cash management

All the Company’s cash and cash equivalents are on deposit with Customers Bank.

Servicing fees and interchange income

On January 4, 2021, the Company entered into a Deposit Processing Services Agreement with Customers Bank, which provided that Customers Bank would establish and maintain deposit accounts and other banking services in connection with customized products and services offered by the Company, and the Company would provide certain other related services in connection with the accounts. Customers Bank retained any and all revenue generated from the funds held in the deposit accounts, and in exchange, paid the Company a 3% servicing fee based on average monthly deposit balances, subject to certain contractual adjustments, and a monthly interchange fee equal to all debit card interchange revenues on the demand deposit accounts, plus the difference between Durbin exempt and Durbin regulated interchange revenue.

On June 29, 2022, the Company received written notice from Customers Bank that it did not intend to renew the Deposit Servicing Agreement with the Company. The 180-day notice was given in accordance with the terms of the Deposit Servicing Agreement, as a result of which, the Deposit Servicing Agreement would terminate effective December 31, 2022.

On November 7, 2022, the Company and Customers Bank entered into the DPSA Amendment to extend the Deposit Servicing Agreement termination date to the earlier of the Company’s successful completion of the transfer of the Company’s serviced deposits to a new partner bank or June 30, 2023. The DPSA Amendment also removed Customers Bank’s obligation to pay the Company the difference between the Durbin exempt and Durbin regulated interchange revenues. The other terms of the Deposit Servicing Agreement remained in effect through the new termination date.

On March 22, 2023, the Company and Customers Bank entered into the DPSA Second Amendment. The DPSA Second Amendment, among other things, extended the termination date of the Deposit Processing Services Agreement until the earlier of (i) the transfer of the Company’s serviced deposits to a Durbin exempt sponsor bank; or (ii) June 30, 2024; and revised the fee structure of the Deposit Processing Services Agreement. The other terms of the Deposit Processing Services Agreement, as amended by the DPSA Amendment, remained in effect through the new termination date.

On August 18, 2023, the Company and Customers Bank entered into a third amendment to the Deposit Processing Services Agreement (the “DPSA Third Amendment”) for the Higher Education serviced deposit accounts. The DPSA Third Amendment extended the termination date of the Deposit Processing Services Agreement until the earlier of (i) the transfer of the Company’s Higher Education serviced deposits to a Durbin-exempt partner bank; or (ii) April 15, 2025.
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

The Transition Services Agreement included a provision for providing the Company with assistance in the establishment and administration of a 401(k) plan for the benefit of Company employees. The Customers Bank 401(k) plan is a multi-employer plan, as defined by the U.S. Department of Labor in accordance with the Employee Retirement Income Security Act of 1974, and through December 31, 2022, the Customers Bank 401(k) covered both the full-time employees of Customers Bank and the Company. The Company records its contributions to the Customers Bank 401(k) Plan in Salaries and employee benefits on the Consolidated Statements of Loss. The Company’s employer contribution to the Customers Bank 401(k) Plan for the twelve months ended December 31, 2023 and 2022 totaled zero and $0.8 million, respectively.

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

On November 29, 2021, the Company entered into an agreement with Customers Bank which terminated the $10.0 million letter of credit and gave the Company the right to any shares that were forfeited as part of the January 4, 2021 Share-Based Compensation Award. During the twelve months ended December 31, 2023, zero forfeited shares were reacquired by the Company from Customers Bank. During the twelve months ended December 31, 2022, 26,500 forfeited shares were reacquired by the Company from Customers Bank and 19,000 forfeited shares prior to the execution of the agreement were returned to Customers Bank.

Both the President and Executive Chairman of the Board of Customers Bank are immediate family members of the Company’s CEO, and together with their spouses own less than 5.0% of the Company’s outstanding common stock as of December 31, 2023 and 2022.

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

On April 20, 2022, the Company entered into a Special Limited Agency Agreement (“SLA”) with Customers Bank that provides for marketing assistance from the Company for originating consumer installment loans funded by Customers Bank. In consideration for this marketing assistance, the Company receives certain fees specified within the SLA which are recorded as a component of Other revenue within the Consolidated Statements of Loss. During the twelve ended December 31, 2022, less than $0.1 million of revenue was realized under the SLA. The SLA expired on December 31, 2022.

Positions with Customers Bank are presented on our Consolidated Balance Sheets in Accounts receivable, net, Deferred revenue, current, and Accounts payable and accrued liabilities. The Accounts receivable balances related to Customers Bank as of December 31, 2023 and 2022 were $1.4 million and $1.4 million, respectively. The Deferred revenue balances related to Customers Bank as of December 31, 2023 and 2022 were $1.3 million and $3.8 million, respectively. The Accounts payable and accrued liabilities balances related to Customers Bank as of December 31, 2023 and 2022 were zero and $3.8 million, respectively.

The Company recognized $48.3 million and $74.7 million in revenues from Customers Bank for the twelve months ended December 31, 2023 and 2022, respectively. Of these amounts, $20.9 million and $22.5 million are paid directly by MasterCard or individual account holders to the Company for the twelve months ended December 31, 2023 and 2022, respectively. These amounts are presented on our Consolidated Statements of Loss in Total operating revenues.

The Company recognized zero and less than $0.1 million of expenses from Customers Bank for the twelve months ended December 31, 2023 and 2022, respectively. These amounts are presented on our Consolidated Statements of Loss in Total operating expenses.

First Carolina Bank
Deposit Servicing Agreement for Higher Education
On March 16, 2023, the Company entered into a Deposit Servicing Agreement (the “FCB Deposit Servicing Agreement”) with a new partner bank, First Carolina Bank, a North Carolina chartered, non-member community bank (“FCB”), which provides that FCB will establish and maintain deposit accounts and other banking services in connection with customized products and services offered by the Company to its Higher Education institution clients, and the Company will provide certain other related services in connection with the accounts. FCB retains any and all revenue generated from the funds held in the deposit accounts, and in exchange, pays the Company a deposit servicing fee that is based on a calculation provided by the terms in the FCB Deposit Servicing Agreement, based on average monthly deposit balances and subject to certain contractual adjustments, and a monthly interchange fee equal to all debit card interchange revenues on the demand deposit accounts, minus an interchange share percentage.
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
On December 1, 2023, the Company and FCB completed the transfer of existing student depositor accounts from Customers Bank to FCB.
Positions with FCB are presented on our Consolidated Balance Sheets in Accounts receivable, net, Deferred revenue, current, and Accounts payable and accrued liabilities. The Accounts receivable balance related to FCB as of December 31, 2023 was $0.2 million. The Deferred revenue balance related to FCB as of December 31, 2023 was $7.4 million. The Accounts payable and accrued liabilities balance related to FCB as of December 31, 2023 was zero.
The Company recognized $3.4 million in net revenues from FCB for the twelve months ended December 31, 2023, which is presented on our Consolidated Statements of Loss in Total operating revenues.

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

Included within the PEP was a targeted reduction of the Company’s 2023 employee workforce of approximately 25% as compared to its headcount at December 31, 2022. This workforce reduction was in addition to targeted spend reduction and service provider rationalization.

The Company completed a workforce reduction of 58 employees during the twelve months ended December 31, 2023. The Company’s workforce reduction expenses, consisting of severance and other termination benefits for the twelve months ended December 31, 2023, totaled $1.0 million and are recorded in Restructuring, merger, and acquisition related expenses on the Consolidated Statements of Loss. $0.2 million of these expenses were incurred but not paid at December 31, 2023 and are included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

NOTE 15 — IMMATERIAL CORRECTION OF PRIOR PERIOD ERROR

In accordance with FASB ASC Topic 606, Revenue from Contracts with Customers, the Company presents its interchange and card revenue net of related interchange expenses as it is deemed to be agent in these contracts. During the preparation of its December 31, 2023 consolidated financial statements, the Company identified an immaterial error in its accounting for certain of its interchange expenses for the three months ended March 31, 2023, three months ended June 30, 2023, and the three months ended September 30, 2023, reflecting the impacted revenues gross instead of net as required. The effect of these errors:

•Overstated Interchange and card revenue and Technology, communication, and processing expense by an equal and offsetting $0.1 million during the three months ended March 31, 2023,
•Overstated Interchange and card revenue and Technology, communication, and processing expense by an equal and offsetting $0.3 million during the three months ended June 30, 2023, and
•Overstated Interchange and card revenue and Technology, communication, and processing expense by an equal and offsetting $0.4 million during the three months ended September 30, 2023.

The impact of these errors had no effect on Net loss.

The Company assessed the materiality of these errors on the interim period consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” (ASC Topic 250, Accounting Changes and Error Corrections). Based on this assessment, the Company concluded that these error corrections in its Consolidated Statements of Loss are not material to any previously presented consolidated financial statements. The correction had no impact on the Consolidated Balance Sheets, Consolidated Statements of Changes in Shareholders’ Equity, Consolidated Statements of Cash Flows, or Notes to the Consolidated Financial Statements, other than Note 9 - Revenues and Note 13 - Related Party Transactions, for any previously presented interim period. The financial reporting periods affected by this error include the Company’s previously reported interim consolidated financial statements for each of the year-to-date periods ended March 31, 2023, June 30, 2023, and September 30, 2023. In addition, the Company expects to present the corrected interim 2023 amounts in its 2024 interim consolidated financial statements upon the filing of each of its Quarterly Reports on Form 10-Q on a year-to-date basis as a correction to the applicable 2023 period.

NOTE 16 — SUBSEQUENT EVENTS

Changes to Executive Management

On February 5, 2024, James Dullinger, the Company’s current Chief Financial Officer, provided notice to, and the Company mutually agreed to not to renew Mr. Dullinger’s existing Employment Agreement dated January 26, 2023 (as amended, the “Dullinger Agreement”) upon its expiration on March 31, 2024.

On March 26, 2024, the Company’s Board of Directors approved the extension of Mr. Dullinger’s service as Chief Financial Officer and the Company and Mr. Dullinger executed a second amendment to Mr. Dullinger’s Employment Agreement providing for the extension of Mr. Dullinger’s employment as Chief Financial Officer of the Company through April 5, 2024, payment of an extension bonus, payment for earned paid time off, and deletion of non-compete restrictions (the “Dullinger Amendment”).

On February 5, 2024, the Company appointed Ajay Asija to serve as Deputy Chief Financial Officer effective February 5, 2024 for a transition period, and as Chief Financial Officer, effective April 1, 2024. In conjunction with the appointment, the Company and Mr. Asija entered into an employment agreement (the “Asija Agreement”) which provides for:

•An annual base salary of not less than $275,000;
•Potential for annual cash and equity incentive compensation in an amount, form, and at such time as provided in executive incentive plans as approved by the Board of Directors from time to time;
•Severance compensation for up to one year’s compensation based upon then-current base salary, plus average annual performance bonus over the preceding three years, together with vesting of certain awards in the event of a termination of Mr. Asija’s employment without cause or by Mr. Asija for good reason as those terms are defined in the Asia Employment Agreement;
•Automatic vesting of 50% of equity awards if employment is terminated by Mr. Asija for good reason within the initial term of one (1) year; or if such termination occurs within 12 months of a change in control;
•Automatic vesting of all equity awards if employment is terminated by the Company without cause; of if employment is terminated by Mr. Asija for good reason after the initial term of one (1) year;
•Customary non-disclosure, non-compete, and non-disparagement provisions; and

•A term of one (1) year commencing on February 5, 2024, and renewing automatically on each one (1) year anniversary for an additional term of one (1) year, unless either party delivers notice to the contrary to the other party at least sixty (60) days prior to such one (1) year anniversary.

In addition, and in connection with Mr. Asija’s appointment to Chief Financial Officer, the Company awarded Mr. Asija 300,000 restricted stock units under an Inducement Award Agreement (the “Inducement RSUs”) with a grant date of February 5, 2024. Of the Inducements RSUs, 50% are service-based, one-fourth of which will vest on each anniversary of the vesting commencement date over a four-year period, in each case subject to Mr. Asija’s continued employment with the Company until such respective vesting date. The remaining 50% are performance-based, based on the attainment of performance criteria as specified in the Inducement Award Agreement, and subject to a vesting schedule where shares are earned based on performance within the first three years, evaluated at each quarter-end following the grant date, provided no shares of Company common stock will be paid out until at least the third anniversary of the grant date.

In connection with the Dullinger Amendment, the Company and Mr. Asija entered into a first amendment (the “Asija Amendment”) to the Asija Agreement to modify the effective date on which Mr. Asija will assume the role as the Company's Chief Financial Officer, from April 1, 2024 to April 6, 2024.

Cancellation and Replacement of Performance-based Restricted Stock Units

On February 6, 2024, Luvleen Sidhu, the Company’s Chief Executive Officer, and Jamie Donahue, the Company’s President and Chief Technology Officer (collectively, the “Covered Executives”), entered into a letter agreement with the Company (the “RSU Cancellation Agreement”), pursuant to which each Covered Executive and the Company mutually agreed to the cancellation of the unvested performance-based restricted stock unit awards previously granted to the Covered Executives effective September 30, 2021.

The RSU Cancellation Agreement was entered into by the Covered Executives in consideration for their continued employment and for the Company’s issuance of new performance-based restricted stock units in such amounts as approved by the Compensation Committee of the Board of Directors with modified performance-based vesting criteria, in accordance with the terms of the 2020 Equity Incentive Plan, as amended.

On February 5, 2024, the Company granted service-based and performance-based restricted stock units under the Company’s 2020 Equity Incentive Plan, as amended, to certain officers of the Company, inclusive of the new performance-based restricted stock units issued to the Covered Executives in connection with the RSU Cancellation Agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of December 31, 2023.

Based on this evaluation, Management concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness we identified is discussed in “Management’s Annual Report on Internal Control Over Financial Reporting” below.

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

As of December 31, 2023, Management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system, and tests of the effectiveness of internal controls.

Based on our assessment, Management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was not effective, as Management did not adequately design and implement effective control and monitoring activities to ensure the accuracy and completeness of our reported serviced deposit account balances and related revenue account balances which impacts multiple business processes, including the financial reporting process. This material weakness was due in part to deficiencies in our reporting process, including (1) errors in the accounting for serviced deposit overdrafts and provisional customer credits, (2) temporary misapplication of funds between our Partner Banks upon the transition of our Higher Education serviced deposit accounts, (3) lack of sufficient documentation supporting certain serviced deposit account journal entries, and (4) delays in completing account reconciliations and financial statements for certain serviced deposit account balances and activity.

The material weakness did not result in a material misstatement of our annual or interim financial statements or previously released financial results.

Remediation

Management is committed to improving its internal controls and remediating the material weakness described above as quickly as possible. Management has been actively engaged in the implementation of remediation plans to address the controls that contributed to the material weakness. During the first quarter of 2024, we initiated, and will continue to implement, measures designed to remediate the deficiencies that comprised the material weakness, and improve our internal control over financial reporting, including:

•The addition of personnel to the deposit servicing and accounting function who have more extensive functional and technical training and experience. Management will continue to utilize these new personnel to perform a comprehensive review and enhancement of its deposit servicing and accounting policies and procedures.
•Strengthening our deposit servicing and accounting controls with improved policy and procedure documentation, employee education and training, additional management oversight, and the performance of regular evaluations by the Company’s internal audit function to ascertain whether the components of internal control over financial reporting are present and functioning effectively.

•The enhancement of documented policies and procedures to ensure that a risk assessment is appropriately performed when changes to existing information technology systems and/or business processes are taking place, to identify and assess risks of material misstatement with changes to existing controls, and to ensure that the processes and related internal controls are in place to respond to those risks in our internal control over financial reporting.

We believe that the foregoing measures will remediate the identified material weakness, although Management is continuing to assess the need for any additional steps to remediate the underlying causes that gave rise to the material weakness. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period-of-time, and Management has concluded, through testing, that these controls are operating effectively. There is no assurance that additional remediation steps will not be necessary. We anticipate the remediation of the material weakness will be fully implemented and validated by the end of the third quarter of 2024.

Even once remediated, our internal controls over financial reporting may not prevent or detect all misstatements because of their inherent limitations. Further, no internal control over financial reporting framework can provide absolute assurance that all instances of fraud will be detected and prevented. Additionally, any projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, see Item 1A - “Risk Factors.”

Changes in Internal Control Over Financial Reporting

Except for the material weakness described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to applicable rules that permit us to provide only Management's report in this annual report.
ITEM 9B. OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy was amended during the Company’s quarter ended December 31, 2023. The Company’s updated Insider Trading Policy permits our executive officers to enter into trading plans designed to comply with Rule 10b5-1. None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended December 31, 2023.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item will be contained in, and is hereby incorporated by reference from the 2024 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The information required by this Item will be contained in the 2024 Proxy Statement under the heading “Executive Compensation” which is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be contained in the 2024 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” which is incorporated by reference herein.

Equity Compensation Plan Information

The following table provides information, as of December 31, 2023, with respect to shares of our common stock that may be issued, subject to certain vesting requirements, under existing and future awards under our 2020 Equity Incentive Plan, as amended. The following table also provides information, as of December 31, 2023, with respect to shares of our common stock that we may sell to our employees under our 2021 Employee Stock Purchase Plan.

	A	B	C
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, Rights, and RSUs.	Weighted-Average Exercise Price of Outstanding Options, Warrants, Rights, and RSUs.	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Plan Category
Equity compensation plans approved by security holders	940,106 (1)	N/A	1,679,149 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	940,106		1,679,149

(1) Represents RSU grants under our 2020 Equity Incentive Plan, as amended.
(2) Represents 1,179,149 shares of common stock available for issuance under our 2020 Equity Incentive Plan, as amended, and 500,000 shares of common stock available for issuance under our 2021 Employee Stock Purchase Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be contained in the 2024 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance-Director Independence” which are incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be contained in the 2024 Proxy Statement under the heading “Appointment of Independent Registered Public Accounting Firm” which is incorporated by reference herein.

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
10.1
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
10.3
Non-Competition and Non-Solicitation Agreement, dated January 4, 2021, by and between the Company and Customers Bank (incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 8, 2021).

10.4+	Employment Agreement with Luvleen Sidhu, dated January 4, 2021 (incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 8, 2021).
10.5	Form of Indemnification Agreement between the Company and certain officers and directors of the Company (incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 8, 2021).
10.6+	Employment Agreement with Jamie Donahue, dated September 15, 2021 (incorporated by reference to the Company’s 10-K, filed with the SEC on May 10,2022).
10.7+	Form of BM Technologies, Inc. Time Vesting RSU Award Agreement (incorporated by reference from the Company's Form S-8 filed September 29, 2021).
10.8+	Employment Agreement with James Dullinger, Dated January 26, 2023 (incorporated by reference to the Company’s Form 10-Q, filed with the SEC on May 20, 2023).

10.9†
2023 FCB Deposit Servicing Agreement, dated March 16, 2023, by and between the Company and First Carolina Bank.(incorporated by reference to the Company’s Form 10-Q, filed with the SEC on May 20, 2023).

10.10†
2023 Deposit Processing Services Agreement, dated March 22, 2023, by and between the Company and Customers Bank (incorporated by reference to the Company’s Form 10-Q, filed with the SEC on May 20, 2023).

10.11+	Form of BM Technologies Inc. 2023 Restricted Stock Unit Award Agreement *
10.12+	First Amendment to the BM Technologies 2020 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8, filed with the SEC on June 30, 2023).
10.13†
First Amendment to the FCB Deposit Servicing Agreement, dated August 20, 2023, by and between the Company and First Carolina Bank (incorporated by reference to the Company’s Form 10-Q, filed with the SEC on November 20, 2023).

10.14+
First Amendment to the January 26, 2023 Employment Agreement with James Dullinger, dated November 1, 2023 (incorporated by reference to the Company’s Form 10-Q, filed with the SEC on November 20, 2023).

10.15	Form of BM Technologies, Inc. Insider Trading Policy, dated December 1, 2023. *
10.16+	Form of BM Technologies Inc. 2024 Restricted Stock Unit Award Agreement *
10.17+	Employment Agreement with Ajay Asija, dated February 5, 2024 (incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 7, 2024).
10.18+	Form of Cancellation of Performance Vesting RSU Award Agreement (incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 7, 2024).
10.19+	Second Amendment to the January 26, 2023 Employment Agreement with James Dullinger, dated March 26, 2024.*
10.20+	First Amendment to the February 5, 2024 Employment Agreement with Ajay Asija, dated March 26, 2024.*
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
32.2	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
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

April 5, 2024	BM Technologies, Inc.
(Registrant)

	By:	/s/ Luvleen Sidhu
	Name:	Luvleen Sidhu
	Title:	Chief Executive Officer
(Principal Executive Officer)

April 5, 2024	BM Technologies, Inc.
(Registrant)

	By:	/s/ James Dullinger
	Name:	James Dullinger
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Luvleen Sidhu	Chief Executive Officer and Director	April 5, 2024
Luvleen Sidhu	(Principal Executive Officer)

/s/ James Dullinger	Chief Financial Officer	April 5, 2024
James Dullinger	(Principal Financial and Accounting Officer)

/s/ John Dolan	Director	April 5, 2024
John Dolan

/s/ Mike Gill	Director	April 5, 2024
Mike Gill

/s/ Aaron Hodari	Director	April 5, 2024
Aaron Hodari

/s/ Brent Hurley	Director	April 5, 2024
Brent Hurley

/s/ Michael Pavone	Director	April 5, 2024
Michael Pavone

/s/ Marcy Schwab	Director	April 5, 2024
Marcy Schwab