Form 10-Q
period 2024-03-31
BM Technologies, Inc.
filed 2024-05-15
CIK 1725872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

The registrant had issued and outstanding 12,052,560 shares of common stock, par value $0.0001 per share, as of May 09, 2024.

Part I - Financial Information
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
BM TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS — UNAUDITED
(amounts in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$14,630	$14,288
Accounts receivable, net allowance for doubtful accounts of $1,732 and $1,100	6,875	9,128
Prepaid expenses and other assets	3,331	5,148
Total current assets	24,836	28,564
Premises and equipment, net	487	535
Developed software, net	16,366	16,173
Goodwill	5,259	5,259
Other intangibles, net	4,029	4,109
Total assets	$50,977	$54,640
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$8,880	$10,577
Deferred revenue, current	11,159	12,322
Total current liabilities	20,039	22,899
Non-current liabilities:
Deferred revenue, non-current	—	127
Liability for private warrants	54	162
Other non-current liabilities	—	480
Total liabilities	$20,093	$23,668
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock: Par value $0.0001 per share; 10,000,000 shares authorized, zero shares issued or outstanding at both March 31, 2024 and December 31, 2023	$—	$—
Common stock: Par value $0.0001 per share; 1 billion shares authorized; 12,063,773 shares issued and outstanding at March 31, 2024; 11,984,133 shares issued and outstanding at December 31, 2023	1	1
Additional paid-in capital	70,951	71,787
Accumulated deficit	(40,068)	(40,816)
Total shareholders’ equity	$30,884	$30,972
Total liabilities and shareholders’ equity	$50,977	$54,640
See accompanying notes to the unaudited consolidated financial statements.

BM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Operating revenues:
Interchange and card revenue	$3,415	$2,966
Servicing fees	8,966	6,632
Account fees	2,095	2,140
University fees	1,612	1,506
Other revenue	93	127
Total operating revenues	16,181	13,371
Operating expenses:
Technology, communication, and processing	4,711	7,105
Salaries and employee benefits	4,447	6,425
Professional services	3,208	2,640
Provision for operating losses	2,081	1,677
Occupancy	16	14
Customer related supplies	241	228
Advertising and promotion	100	118
Restructuring, merger, and acquisition related expenses	79	719
Other expense	643	820
Total operating expenses	15,526	19,746
Income (loss) from operations	655	(6,375)
Non-operating income and expense:
Gain on fair value of private warrant liability	108	1,421
Income (loss) before income tax expense	763	(4,954)
Income tax expense	15	6
Net income (loss)	$748	$(4,960)

Weighted average number of shares outstanding - basic	11,728	11,602
Weighted average number of shares outstanding - diluted	11,746	11,602

Basic earnings (loss) per common share	$0.06	$(0.43)
Diluted earnings (loss) per common share	$0.06	$(0.43)
See accompanying notes to the unaudited consolidated financial statements.

BM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
For the Three Months Ended March 31, 2024 and 2023
(amounts in thousands, except share data)

	Common Stock
	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total
Balance at December 31, 2023	11,984,133	$1	$71,787	$(40,816)	$30,972
Net income	—	—	—	748	748
Tax paid on behalf of employees related to net settlement of share-based awards	(51,133)	—	(176)	—	(176)
Share-based compensation expense	130,773	—	(660)	—	(660)
Balance at March 31, 2024	12,063,773	$1	$70,951	$(40,068)	$30,884

	Common Stock
(amounts in thousands, except share data)	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2022	12,240,237	$1	$72,342	$(23,485)	$48,858
Net loss	—	—	—	(4,960)	(4,960)
Conversion of private warrants to public warrants	—	—	20	—	20
Tax paid on behalf of employees related to net settlement of share-based awards	(473,874)	—	(2,429)	—	(2,429)
Share-based compensation expense	95,147	—	447	—	447
Balance at March 31, 2023	11,861,510	$1	$70,380	$(28,445)	$41,936

See accompanying notes to the unaudited consolidated financial statements.

BM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$748	$(4,960)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of premises and equipment	78	60
Amortization of developed software	1,068	2,990
Amortization of other intangible assets	80	80
Impairment of software assets	50	—
Provision for bad debt	632	23
Share-based compensation expense	(660)	635
Gain on fair value of private warrant liability	(108)	(1,421)
Changes in operating assets and liabilities:
Accounts receivable	1,621	(4,709)
Prepaid expenses and other current assets	1,817	(1,389)
Other assets	—	72
Accounts payable and accrued liabilities	(1,697)	6,244
Deferred revenue	(1,290)	(3,994)
Net Cash provided by (used in) Operating Activities	2,339	(6,369)
Cash Flows from Investing Activities:
Development of internal use software	(1,791)	(1,297)
Purchases of premises and equipment	(30)	(82)
Net Cash used in Investing Activities	(1,821)	(1,379)
Cash Flows from Financing Activities:
Payments related to net settlement of share-based compensation awards	(176)	(2,429)
Net Cash used in Financing Activities	(176)	(2,429)
Net Increase (Decrease) in Cash and Cash Equivalents	342	(10,177)
Cash and Cash Equivalents – Beginning	14,288	21,108
Cash and Cash Equivalents – Ending	$14,630	$10,931

Supplementary Cash Flow Information:
Income taxes (refunded) paid, net	$(2,282)	$7
Noncash Operating, Investing, and Financing Activities:
Conversion of private warrants to public warrants	$—	$20
Impairment of software assets	480	0
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

The preparation of interim unaudited consolidated financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the interim unaudited consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include going concern assessment, valuation of deferred tax assets, valuation of private warrants, and goodwill and intangible asset impairment analyses. Actual results could differ from those estimates.

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

Management has performed this required assessment as of May 15, 2024, and believes there are sufficient funds available to support its ongoing business operations and continue as a going concern for at least the next 12 months with projected liquidity of $13.2 million at May 15, 2025.

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

Significant Accounting Policies

These interim unaudited consolidated financial statements should be read in conjunction with the 2023 audited consolidated financial statements and related notes of BMTX, which describe BMTX’s significant accounting policies. There have been no material changes to BMTX’s significant accounting policies during the three months ended March 31, 2024. Except for what is noted below.

Insurance Premium Finance Obligations

The Company includes the obligation for its insurance premium financing in Accounts payable and accrued liabilities on the interim unaudited Consolidated Balance Sheets. At March 31, 2024, the Company had two premium finance arrangements outstanding with balances totaling $0.7 million, average remaining installment payment terms of 8.5 months, and a weighted average annualized finance charge of 6.95%. At December 31, 2023, there were no insurance premium financing obligations.

Immaterial Correction of Prior Period Error

In preparation of the Company’s consolidated financial statement as of and for the twelve months ended December 31, 2023, the Company identified an immaterial error in its accounting for certain of its interchange expenses for the three months ended March 31, 2023, reflecting the impacted revenues gross instead of net as required.

The effect of these immaterial error adjustments for the three months ended March 31, 2023:

•Decreased revenue from Interchange and Card revenue and decreased Technology, communication, and processing expense by an equal and offsetting $0.1 million.

The Company assessed the materiality of these errors on the interim period consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” (ASC Topic 250, Accounting Changes and Error Corrections). Based on this assessment, the Company concluded that these error corrections in its Consolidated Statements of Loss are not material to any previously presented consolidated financial statements. The correction had no impact on the Consolidated Balance Sheets, Consolidated Statements of Changes in Shareholders’ Equity, Consolidated Statements of Cash Flows, or Notes to the Consolidated Financial Statements, other than Note 9 - Revenues and Note 12 - Related Party Transactions, for the previously presented interim period.

Statements of Income (Loss) Adjustment

The Company identified certain expenses that were previously included as a component of Occupancy that are better presented as a component of Technology, communication, and processing. The effect of the reclassification for the three months ended March 31, 2023:

•Increased Technology, communication, and processing expense and decreased Occupancy by an equal and offsetting amount of less than $0.1 million.

This change in presentation was prospectively made starting in the June 30, 2023 Form 10-Q, thus for comparison purposes this immaterial adjustment was made only for the three months ended March 31, 2023.

The adjustment had no impact on the Consolidated Balance Sheets, Consolidated Statements of Changes in Shareholders’ Equity, Consolidated Statements of Cash Flows, or Notes to the Consolidated Financial Statements, other than Note 4 - Premises and Equipment and Developed Software for the previously presented interim period.

Accounting Standards Update

As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised ASUs applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use the extended transition period under the JOBS Act.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The Company adopted ASU 2020-06 on January 1, 2024. The adoption of this new accounting standard did not have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted as of March 31, 2024

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

In March 2024, the FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718), Scope Application of Profits Interest and Similar Awards. This standard provides clarity regarding whether profits interest and similar awards are within the scope of Topic 718 of the Accounting Standards Codification. This standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is still evaluating the impact of this update to its financial statements for annual periods after December 15, 2024.

In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-02, “Codification Improvements - Amendments to Remove References to the Concepts Statements” (“ASU 2024-02”), which removed references to various FASB Concepts Statements and updates technical corrections such as conforming amendments, clarification to guidance, simplifications to wording or the structure of guidance, and other minor improvements. The new guidance is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is still evaluating the impact of this update to its financial statements for annual periods after December 15, 2024.
NOTE 3 — ACCOUNTS RECEIVABLE
Accounts receivable, net primarily relate to billings for deposit processing services to our Partner Banks, MasterCard incentive income, uncollected university subscription and disbursement services fees, and receivables from our BaaS partner, and are recorded at face amounts less an allowance for doubtful accounts.

Management evaluates accounts receivable and establishes the allowance for doubtful accounts based on historical experience, analysis of past due accounts, and other current available information. Accounts receivable deemed to be uncollectible are individually identified and are charged-off against the allowance for doubtful accounts. The allowance for doubtful accounts was $1.7 million at March 31, 2024 and $1.1 million at December 31, 2023.

(amounts in thousands)	Beginning Balance	Additions	Reductions	Ending Balance
Allowance for doubtful accounts
Three months ended March 31, 2024	$1,100	$789	$(157)	$1,732
Twelve months ended December 31, 2023	$305	$1,001	$(206)	$1,100
NOTE 4 — PREMISES AND EQUIPMENT AND DEVELOPED SOFTWARE

Premises and Equipment

The components of premises and equipment were as follows:

(amounts in thousands)	Expected Useful Life	March 31, 2024	December 31, 2023
IT equipment	3 to 5 years	$960	$930
Accumulated depreciation		(473)	(395)
Total		$487	$535

BMTX recorded depreciation expense of less than $0.1 million for the three months ended March 31, 2024 and 2023, respectively, as a component of Technology, communication, and processing expense on the unaudited Consolidated Statements of Income (Loss).

Impairment is recorded in Technology, communication, and processing expense on the unaudited Consolidated Statements of Income (Loss). BMTX recorded no impairment expense on Premises and Equipment during the three months ended March 31, 2024 and 2023.

Developed Software

The components of developed software were as follows:

(amounts in thousands)	Expected Useful Life	March 31, 2024	December 31, 2023
Higher One Disbursement business developed software	10 years	$27,400	$27,400
Internally developed software	3 to 7 years	43,260	43,225
Work-in-process		7,888	6,662
		78,548	77,287
Accumulated amortization		(62,182)	(61,114)
Total		$16,366	$16,173
BMTX recorded amortization expense of $1.1 million and $3.0 million for the three months ended March 31, 2024 and 2023, respectively, as a component of Technology, communication, and processing expense on the unaudited Consolidated Statements of Income (Loss).

BMTX recorded impairment expenses of less than $0.1 million and zero during the three months ended March 31, 2024 and 2023 respectively, as a component of Technology, communication and processing expense on the unaudited Consolidated Statements of Income (Loss).
NOTE 5 — GOODWILL AND OTHER INTANGIBLES
Goodwill represents the excess of the purchase price over the identifiable net assets of businesses acquired through business combinations accounted for under the acquisition method. Goodwill is reviewed for impairment annually as of October 31 and between annual tests when events and circumstances indicate that impairment may have occurred. There was no goodwill impairment for the three months ended March 31, 2024 and 2023.

Other intangibles, net represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. We have one intangible asset which is being amortized on a straight-line basis over twenty years.

The components of Other intangibles, net as of March 31, 2024 and December 31, 2023 were as follows:

(amounts in thousands)	Expected Useful Life	March 31, 2024	December 31, 2023
Customer relationships – universities	20 years	$6,402	$6,402
Accumulated amortization		(2,373)	(2,293)
Total		$4,029	$4,109

Other intangibles, net, includes assets subject to amortization that are reviewed for impairment under FASB ASC 360, Property, Plant and Equipment. Amortization is recorded in Other expense on the unaudited Consolidated Statements of Income (Loss). BMTX recorded amortization expense of less than $0.1 million for the three months ended March 31, 2024 and 2023, respectively.
The customer relationships - universities will be amortized in future periods as follows:

Remainder of 2024	$240
2025	320
2026	320
2027	320
2028	320
After 2028	2,509
Total	$4,029
Impairment is recorded in Technology, communication, and processing expense on the unaudited Consolidated Statements of Income (Loss). There was no impairment for Other intangibles, net during the three months ended March 31, 2024 and 2023.
NOTE 6 — LEASES
The Company’s corporate headquarters is currently operating under a month-to-month short-term lease.

Operating lease expenses are recorded in Occupancy on the unaudited Consolidated Statements of Income (Loss). BMTX recorded lease expense of less than $0.1 million for the three months ended March 31, 2024 and 2023, respectively.

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

On June 5, 2023, the Company entered into an agreement to purchase certain software technology assets from a third-party. Purchase consideration was comprised of a cash payment of less than $0.1 million at closing and potential future contingent consideration of $0.5 million over the next three years if the technology is successfully and continuously deployed by the Company. As of March 31, 2024, the Company determined that the successful and continuous deployment of the software technology is no longer probable, as a result, the software technology was impaired and the corresponding contingent consideration was extinguished. As of March 31, 2024 and December 31, 2023, the Company had zero and $0.5 million of contingent consideration, respectively reported in Other non-current liabilities on the unaudited Consolidated Balance Sheets.

NOTE 8 — SHAREHOLDERS’ EQUITY AND PRIVATE WARRANT LIABILITY

Common Stock
The Company is authorized to issue 1,000,000,000 shares of common stock, par value 0.0001 per share. At March 31, 2024, there were 12,063,773 shares of common stock issued and outstanding, which includes the 300,000 performance shares discussed below. At December 31, 2023 there were 11,984,133 shares of common stock issued and outstanding which includes the 300,000 performance shares discussed below.

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

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

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

January 4, 2021 Share-Based Compensation Award

In connection with its January 4, 2021 divestiture of the Company, Customers Bank, the Company’s former parent, granted 1,317,035 of the merger consideration shares of the Company it received to certain employees and executives of the Company. The share-based compensation award was subject to vesting conditions, including a required service condition from award recipients through January 3, 2023. The grant date fair value of the award, totaling $19.6 million, was recorded as share-based compensation expense on the unaudited Consolidated Statements of Income (Loss) on a straight-line basis over the two-year post-grant vesting period, net of any actual forfeitures. The shares awarded were restricted until fully vested. The holders of restricted shares were provided an option to surrender a portion of their shares on the vesting date to cover their income tax obligations. On January 3, 2023, all restricted shares, net of prior forfeitures, vested.

BMTX recorded share-based compensation expense related to these awards of zero and less than $0.1 million for the three months ended March 31, 2024 and 2023, respectively.

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

Grants were made under the 2020 Equity Incentive Plan during the three months ended March 31, 2024 as described within Restricted Stock Units and Performance - Based Restricted Stock Units below.

Restricted Stock Units

Restricted Stock Units (“RSUs”) granted under the 2020 Equity Incentive Plan generally vest in three or four equal installments on each anniversary of the grant date. The RSUs that have been granted are all paid in stock upon vesting, and are thus classified as equity awards, which are measured using the grant date fair value of BMTX common stock and are not remeasured at the end of each reporting period. We recognize compensation cost starting from the grant date on a straight-line basis over the required vesting period in accordance with FASB ASC 718, Compensation - Stock Compensation. We account for forfeitures as they occur and reverse any previously recognized compensation expense related to forfeited awards.

Performance - Based Restricted Stock Units

Performance - Based Restricted Stock Units (“PBRSUs”) granted under the 2020 Equity Incentive Plan, as amended, currently vest upon the later of: a) the third year of employment following the grant date or b) the achievement of the specified performance goals within the fifth year of the grant date. As defined by the 2020 Equity Incentive Plan, the Compensation Committee of the Board of Directors determines the number of PBRSUs a participant earns based on the extent to which the corresponding performance goals have been achieved over the five-year performance cycle. The PBRSUs that have been granted are paid in stock upon vesting, and are thus classified as equity awards, which are measured using the grant date fair value of BMTX common stock and are not remeasured at the end of each reporting period. We account for forfeitures as they occur and reverse any previously recognized compensation expense related to forfeited awards.

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

Inducement Awards

On February 5, 2024, the Company granted RSUs and PBRSUs outside of its 2020 Equity Incentive Plan, as amended to a certain employee to induce them to accept employment the the Company (the “Inducement Awards”). The terms and conditions of the Inducement Awards are substantially similar to those awards granted under the Company’s 2020 Equity Incentive Plans, as amended.

The change in unvested RSUs and PBRSUs awarded is shown below:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of 12/31/2023	445,106	$6.47	495,000	$2.99
Granted *	326,250	$2.02	615,000	$2.25
Vested	(130,773)	$6.75	—	$—
Forfeited *	(10,836)	$4.27	(290,000)	$7.09
Balance as of 3/31/2024	629,747	$4.14	820,000	$0.99

*- Includes 193,333 PBRSUs that were granted in 2021, that were cancelled and simultaneously reissued, which qualifies as a modification, specifically, an improbable-to-probable modification (Type III), which includes a $1.3 million reversal of the recognized expense. The modified awards fair value of $2.02 is used to determine stock based compensation expense over the term of the awards. Also includes, 96,667 PBRSUs that were granted in 2021, that have market capitalization goals that were cancelled and subsequently reissued, which qualifies as a modification. The modification increased the fair value of the awards from $3.46 per share to $4.87 per share, and the incremental stock based compensation expenses is recorded over the new term of the awards.

For the three months ended March 31, 2024 and 2023, the share-based compensation expense related to the RSU awards, net of forfeitures, totaled $0.3 million and $0.3 million, respectively.

For the three months ended March 31, 2024 and 2023, the share-based compensation expense related to the PBRSU awards, net of forfeitures, totaled $(1.2) million and $0.2 million, respectively.

Employee Stock Purchase Plan (“ESPP”)

The Company has an ESPP (the “BM Technologies Inc. 2021 Employee Stock Purchase Plan”) which has an effective date of May 1, 2021. The purpose of the ESPP is to provide eligible employees with an incentive to advance the interests of the Company and its Subsidiaries, by affording them an opportunity to purchase stock of the Company at a favorable price. As of March 31, 2024, there have been no shares purchased on behalf of employees under the ESPP, as the program has not yet been made available for employee participation.

Warrants

At March 31, 2024 and 2023, respectively, there were 22,703,004 warrants to purchase our common stock outstanding. The warrant totals for each period-end consist of 17,294,044 public warrants and 5,408,960 private warrants as of March 31, 2024 and 2023, respectively.

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

As of March 31, 2024, 1,600 of the Company’s outstanding public warrants have been exercised and 1,169,903 of the private warrants have been repurchased by the Company from related parties at $1.69 per warrant.

During the three months ended March 31, 2024 and 2023, zero and 66,855, respectively, of the private warrants have been reclassified to public warrants based upon a sale of the private warrants by the original holders which resulted in a modification of terms that effect classification as public warrants. There were no warrants exercised in the three months ended March 31, 2024 and 2023, respectively.

The private warrants and the public warrants are treated differently for accounting purposes, as follows:

Private Warrants

In accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity, the private warrants are accounted for as liabilities and are marked-to-market each reporting period with the change in fair value recognized in earnings. In general, under the mark-to-market accounting model, as our stock price increases, the private warrant liability increases, and we recognize additional expense on the unaudited Consolidated Statements of Income (Loss) – with the opposite when our stock price declines. Accordingly, the periodic revaluation of the private warrants could result in significant volatility in our reported earnings.

Income Statement Impact: Subsequent to the close of the merger, any change in fair value of the private warrants is recognized on the unaudited Consolidated Statements of Income (Loss) below operating profit as Gain on fair value of private warrant liability with a corresponding amount recognized in the Liability for private warrants on the unaudited Consolidated Balance Sheets. For the three months ended March 31, 2024 and 2023, we recorded a gain of $0.1 million and $1.4 million, respectively, resulting from the revaluation of the private warrants.

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

Cash Flow Impact: The impact of the change in the fair value of the private warrants has no impact on our cash flows as it is a noncash adjustment. Cash received for the exercise of warrants is recorded in cash flows from financing activities. Cash paid for the repurchase of warrants is recorded in cash flows from financing activities. No such transactions occurred during the three months ended March 31, 2024 and 2023.

Shareholders’ Equity Impact: The impact to Additional paid in-capital as of the opening balance sheet is described above. Exercises of private warrants result in a reduction of the Liability for private warrants on the unaudited Consolidated Balance Sheets with a corresponding increase to Common Stock and Additional paid in-capital.

Public Warrants

In accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity, the public warrants are treated as equity instruments under U.S. GAAP. The public warrants are not marked-to-market each reporting period, thus there is no impact to earnings. Exercises of the public warrants are recorded as cash is received and are recorded in Cash and cash equivalents with a corresponding offset recorded in Common stock and Additional paid in-capital within equity. During the three months ended March 31, 2024 and 2023, there were no exercises of public warrants.

NOTE 9 — REVENUES

Revenues

BMTX recognizes operating revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers.

The following table presents BMTX’s revenues disaggregated by nature of the revenue stream and the pattern or timing of revenue recognition for the three months ended March 31, 2024 and 2023, respectively. The Company has one reportable segment, and all revenues are earned in the U.S.

	Three Months Ended March 31,
(amounts in thousands)	2024	2023
Revenues:
Revenue recognized at point in time:
Interchange and card revenue	$3,415	$2,966
Servicing fees	8,966	6,632
Account fees	2,095	2,140
University fees - disbursement activity	363	260
Other revenue	35	39
Total revenue recognized at point in time	14,874	12,037
Revenue recognized over time:
University fees - subscriptions	1,249	1,246
Other revenue - maintenance and support	58	88
Total revenue recognized over time	1,307	1,334
Total revenues	$16,181	$13,371

Deferred Revenue

Deferred revenue consists of payments received from customers prior to the performance of services. Deferred revenue is recognized over the service period on a straight-line basis or when the contractual performance obligation has been satisfied.

The deferred revenue balance as of March 31, 2024 and December 31, 2023 was $11.2 million and $12.4 million, respectively.

During the three months ended March 31, 2024, the Company recognized revenue of approximately $10.2 million included in deferred revenue at the beginning of the period. During the three months ended March 31, 2023, the Company recognized revenue of approximately $4.8 million included in deferred revenue at the beginning of the period.

Unbilled receivables

The Company had $1.7 million of unbilled receivables, or amounts recognized as revenue for which invoices have not yet been issued, as of March 31, 2024, and $1.5 million as of December 31, 2023. Unbilled receivables are reported in Accounts receivable, net on the unaudited Consolidated Balance Sheets.

NOTE 10 — EARNINGS (LOSS) PER COMMON SHARE
The following are the components and results of operations and earnings (loss) per common share calculations for the periods presented:

	Three Months Ended March 31,
(amounts in thousands, except per common share data)	2024	2023
Net earnings (loss) available to common shareholders	$748	$(4,960)
Net earnings (loss) used for EPS	$748	$(4,960)
Weighted-average number of common shares outstanding – basic	11,728	11,602
Weighted-average number of common shares outstanding – diluted	11,746	11,602
Basic earnings (loss) per common share	$0.06	$(0.43)
Diluted earnings (loss) per common share	$0.06	$(0.43)

The following table presents the reconciliation from basic to diluted weighted average shares outstanding used in the calculation of basic and diluted earnings (loss) per common share:

	Three Months Ended March 31,
(amounts in thousands)	2024	2023
Weighted-average number of common shares outstanding – basic	11,728	11,602
Add:
Service-based RSUs	18	—
Weighted-average number of common shares outstanding – diluted	11,746	11,602

For basic earnings (loss) per common share, the performance shares are subject to forfeiture, and they are considered share-indexed instruments and not outstanding shares until they are vested. During the three months ended March 31, 2024 and 2023, the vesting criteria has not been met and they are not included.

For the three months ended March 31, 2024, our performance shares, public warrants, and private warrants were excluded from the computation of diluted weighted average shares outstanding as the necessary conditions had not been achieved for the performance shares and the average stock price for the period was below the strike price for the warrants. The performance shares are only considered in the calculation for diluted earnings (loss) per common share if they are dilutive in nature. The performance shares are only dilutive when the average share price is greater than the strike price and when positive net income is reported. During the three months ended March 31, 2024, the average share price was below the strike price and these shares were not included in the diluted earnings (loss) per common share calculations. For the three months ended March 31, 2024, our performance-based RSUs were excluded because the vesting is contingent upon the satisfaction of certain conditions which had not been achieved as of March 31, 2024.

For the three months ended March 31, 2023, our performance shares, public warrants, and private warrants were excluded from the computation of diluted weighted average shares outstanding as the necessary conditions had not been achieved for the performance shares and the average stock price for the period was below the strike price for the warrants. The performance shares are only considered in the calculation for diluted earnings (loss) earnings per common share if they are dilutive in nature. The performance shares are only dilutive when the average share price is greater than the strike price and when positive net income is reported. During the three months ended March 31, 2023, the average share price was below the strike price and these shares were not included in the diluted earnings (loss) per common share calculations. For the three months ended March 31, 2023, our performance-based RSUs were excluded because the vesting is contingent upon the satisfaction of certain conditions which had not been achieved as of March 31, 2023.

The following table presents the potentially dilutive shares that were excluded from the computation of diluted earnings (loss) per common share:

	Three Months Ended March 31,
(amounts in thousands)	2024	2023
Performance shares	300	300
Public warrants	17,294	17,294
Private warrants	5,409	5,409
Performance-based RSUs	820	495
Service-based RSUs	612	400
Total	24,435	23,898
NOTE 11 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
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

The following methods and assumptions were used to estimate the fair value of BMTX’s financial instruments as of March 31, 2024 and December 31, 2023:

Cash and cash equivalents
Cash and cash equivalents reported on the unaudited Consolidated Balance Sheets consists of non-interest bearing demand deposits, for which carrying value approximates fair value.
Accounts receivable, net
The carrying amount of accounts receivable approximates fair value because of the short-term nature of these items.

Liability for Private Warrants

The fair value of the private warrants was estimated using a modified version of the binomial lattice model incorporating the Cox-Ross-Rubenstein methodology at March 31, 2024 and at December 31, 2023. We assumed a term for the private warrants equal to the contractual term from the date of the merger with Megalith and then discounted the resulting value to the valuation date.

Among the key inputs and assumptions used in the pricing formula at March 31, 2024 were the following: a term of 1.77 years; volatility of 60%; a dividend yield of zero; an underlying stock price of $1.65; a risk free interest rate of 4.64%; and a closing price of the public warrants of $0.01 per share.

Among the key inputs and assumptions used in the pricing formula at December 31, 2023 were the following: a term of 2.02 years; volatility of 58%; a dividend yield of zero; an underlying stock price of $2.05; a risk free interest rate of 4.18%; and a closing price of the public warrants of $0.03 per share.

At March 31, 2024 and December 31, 2023, the warrant liability is classified as a Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement.

The estimated fair value of BMTX’s financial instruments at March 31, 2024 and December 31, 2023 were as follows:

			Fair Value Measurements at March 31, 2024
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$14,630	$14,630	$14,630	$—	$—
Accounts receivable, net	6,875	6,875	6,875	—	—
Liabilities:
Liability for private warrants	$54	$54	$—	$—	$54

			Fair Value Measurements at December 31, 2023
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$14,288	$14,288	$14,288	$—	$—
Accounts receivable, net	9,128	9,128	9,128	—	—
Liabilities:
Liability for private warrants	$162	$162	$—	$—	$162
NOTE 12 — RELATED PARTY TRANSACTIONS

The Company has several relationships with our Partner Banks, which are related parties of the Company. These relationships are described below.

Customers Bank

Cash management

All the Company’s cash and cash equivalents are on deposit with Customers Bank.

Servicing fees and interchange income

On November 7, 2022, the Company and Customers Bank entered into the DPSA amendment, to the Deposit Processing Services Agreement (“the Deposit Processing Services Agreement”) dated January 4, 2021, to extend the Deposit Processing Services Agreement termination date to the earlier of the Company’s successful completion of the transfer of the Company’s serviced deposits to a new partner bank or June 30, 2023. The DPSA Amendment also removes Customers Bank’s obligation to pay the Company the difference between the Durbin-exempt and Durbin-regulated interchange revenues. The other terms of the Deposit Processing Services Agreement remain in effect through the new termination date.

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

Both the President and Executive Chairman of the Board of Customers Bank are immediate family members of the Company’s CEO, and together with their spouses, own less than 5.0% of the Company’s outstanding common stock at March 31, 2024.

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

Positions with Customers Bank are presented on the unaudited Consolidated Balance Sheets in Accounts receivable, net, Deferred revenue, and Accounts payable and accrued liabilities. The Accounts receivable balances related to Customers Bank as of March 31, 2024 and December 31, 2023 were zero and $1.4 million, respectively. The Deferred revenue balances related to Customers Bank as of March 31, 2024 and December 31, 2023 were $1.2 million and $1.3 million, respectively. The Accounts payable and accrued liabilities balances related to Customers Bank as of March 31, 2024 and December 31, 2023 were $0.1 million and zero, respectively.

The Company recognized $2.6 million and $12.4 million in revenues from Customers Bank for the three months ended March 31, 2024 and 2023, respectively. Of these amounts, $0.5 million and $5.4 million are paid directly by MasterCard or individual account holders to the Company for the three months ended March 31, 2024 and 2023, respectively. These amounts are presented on the unaudited Consolidated Statements of Income (Loss) in Total operating revenue.

The Company recognized zero expenses from Customers Bank for the three months ended March 31, 2024 and 2023, respectively.

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

Positions with FCB are presented on our unaudited Consolidated Balance Sheets in Accounts receivable, net, Deferred revenue, current, and Accounts payable and accrued liabilities. The Accounts receivable balance related to FCB as of March 31, 2024 and December 31, 2023 was $2.5 million and $0.2 million, respectively. The Deferred revenue balance related to FCB as of March 31, 2024 and December 31, 2023 was $7.2 million and $7.4 million, respectively. The Accounts payable and accrued liabilities balance related to FCB as of March 31, 2024 and December 31, 2023 was zero, respectively.

The Company recognized $12.5 million and zero in net revenues from FCB for the three months ended March 31, 2024 and 2023, respectively. Of these amounts, $4.7 million and zero are paid directly by MasterCard or individual account holders to the Company for the three months ended March 31, 2024 and 2023, respectively. These amounts are presented on the unaudited Consolidated Statements of Income (Loss) in Total operating revenue.

NOTE 13 — RESTRUCTURING ACTIVITIES

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

The Company completed a workforce reduction of approximately 3 and 60 employees during the three months ended March 31, 2024 and 2023, respectively. The Company’s workforce reduction expenses, consisting of severance and other termination benefits for the three months ended March 31, 2024 and 2023, totaled less than $0.1 million and $0.8 million, respectively, and are recorded in Restructuring, merger, and acquisition related expenses on the unaudited Consolidated Statements of Income (Loss). Less than $0.1 million of these expenses were incurred but not paid at March 31, 2024 and are included in Accounts payable and accrued liabilities on the unaudited Consolidated Balance Sheets.
NOTE 14 — SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the three months ended March 31, 2024, and has determined that no events have occurred that would require adjustment to our interim unaudited consolidated financial statements and related notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our Management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with our interim unaudited consolidated financial statements and the related notes included in Item 1 “Unaudited Consolidated Financial Statements” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023. Historical results and percentage relationships are not necessarily indicative of operating results for future periods. Unless the context otherwise requires, for purposes of this Management’s Discussion and Analysis, references to the “Company,” “we,” and “our” refer to the business and operations of BM Technologies, Inc. (“BMTX”) and its subsidiaries.

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

We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition, and liquidity, and development in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We caution readers that the foregoing list of factors is not exclusive, is not necessarily in order of importance, and readers should not place undue reliance on forward-looking statements. Additional factors that may cause actual results to differ materially from those contemplated by any forward-looking statements may also be found in our 2023 Annual Report on Form 10-K (including the “Risk Factor” section of that report), Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K filed with the SEC and available at the SEC’s website at http://www.sec.gov. We do not intend to and, except as required by law, hereby disclaim any obligation to update or revise any forward-looking statement contained in this Quarterly Report on Form 10-Q, which speaks only as of the date of its filing with the SEC, whether as a result of new information, future events, or otherwise.
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

BMTX’s fintech business model leverages Banking-as-a-Service (“BaaS”) partners’ and University partners’ existing customer bases to achieve high volume, low-cost customer acquisition in its Higher Education and BaaS businesses. BMTX has four primary revenue sources: interchange and card revenue, servicing fees, account fees, and university fees. The majority of revenues are driven by customer activity (deposits, spend transactions, etc.) and may be paid or passed through by our Partner Banks, universities or paid directly by customers.

BMTX facilitates deposits and banking services between a customer and our partner banks, Customers Bank and First Carolina Bank, (the “Partner Banks”), which are related parties and are Federal Deposit Insurance Corporation (“FDIC”) insured bank. The Partner Banks hold the FDIC insured deposits that BMTX sources and services and are the issuing bank on BMTX’s debit cards. The Partner Banks pay the Company a servicing fee for the deposits generated and passes through interchange income earned from transactions on debit cards and transaction-based account fees.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
For information regarding our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes to the critical accounting policies and estimates previously disclosed in that report.

NEW ACCOUNTING PRONOUNCEMENTS

As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised ASUs applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use the extended transition period under the JOBS Act.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The Company adopted ASU 2020-06 on January 1, 2024. The adoption of this new accounting standard did not have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted as March 31, 2024

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

In March 2024, the FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718), Scope Application of Profits Interest and Similar Awards. This standard provides clarity regarding whether profits interest and similar awards are within the scope of Topic 718 of the Accounting Standards Codification. This standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is still evaluating the impact of this update to its financial statements for annual periods after December 15, 2024.

In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-02, “Codification Improvements - Amendments to Remove References to the Concepts Statements” (“ASU 2024-02”), which removed references to various FASB Concepts Statements and updates technical corrections such as conforming amendments, clarification to guidance, simplifications to wording or the structure of guidance, and other minor improvements. The new guidance is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is still evaluating the impact of this update to its financial statements for annual periods after December 15, 2024.
RESULTS OF OPERATIONS
The following discussion of our results of operations should be read in conjunction with our interim unaudited consolidated financial statements, including the accompanying notes.

The following summarized tables set forth our operating results for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change	% Change
(dollars in thousands, except per common share data)	2024	2023
Operating revenues	$16,181	$13,371	$2,810	21%
Operating expenses	15,526	19,746	(4,220)	(21)%
Income (loss) from operations	655	(6,375)	7,030	NM
Gain on fair value of private warrant liability	108	1,421	(1,313)	(92)%
Income (loss) before income tax expense	763	(4,954)	5,717	NM
Income tax expense	15	6	9	150%
Net income (loss)	$748	$(4,960)	$5,708	NM

Basic earnings (loss) per common share	$0.06	$(0.43)	$0.49	NM
Diluted earnings (loss) per common share	$0.06	$(0.43)	$0.49	NM
NM - not meaningful
For the three months ended March 31, 2024, Net income (loss) increased $5.7 million as compared to the three months ended March 31, 2023, resulting in a Net income of $0.7 million, which included a $1.3 million gain from the modification of the 2021 PBRSUs. Income (loss) from operations for the three months ended March 31, 2024 increased by $7.0 million as compared to the three months ended March 31, 2023. Operating revenues increased by $2.8 million, or 21%, and Operating expenses decreased by $4.2 million, or 21%. Changes in operating revenues and expenses are discussed in greater detail below. Basic and diluted earnings (loss) per common share, which increased to $0.06, are both driven by the impact of total net income in the current year.

Operating Revenues

	Three Months Ended March 31,			% Change
(dollars in thousands)	2024	2023	Change
Interchange and card revenue	$3,415	$2,966	$449	15%
Servicing fees	8,966	6,632	2,334	35%
Account fees	2,095	2,140	(45)	(2)%
University fees	1,612	1,506	106	7%
Other revenue	93	127	(34)	(27)%
Total operating revenues	$16,181	$13,371	$2,810	21%
Total Operating revenues increased $2.8 million, or 21%, in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This increase is primarily attributable to a $2.3 million, or 35%, increase in Servicing fees, driven primarily by higher deposit yields under the new variable rate deposit processing services agreements and a $0.4 million, or 15%, increase in Interchange and card revenue driven primarily by the change to a partner bank with Durbin exempt interchange rates for the student portfolio and higher overall spend.

Operating Expenses

	Three Months Ended March 31,			% Change
(dollars in thousands)	2024	2023	Change
Technology, communication, and processing	$4,711	$7,105	$(2,394)	(34)%
Salaries and employee benefits	4,447	6,425	(1,978)	(31)%
Professional services	3,208	2,640	568	22%
Provision for operating losses	2,081	1,677	404	24%
Occupancy	16	14	2	14%
Customer related supplies	241	228	13	6%
Advertising and promotion	100	118	(18)	(15)%
Restructuring, merger, and acquisition related expenses	79	719	(640)	(89)%
Other expense	643	820	(177)	(22)%
Total operating expenses	$15,526	$19,746	$(4,220)	(21)%
NM refers to changes greater than 150%.
Total Operating expenses decreased $4.2 million, or 21%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This decrease is primarily attributable to a $2.4 million, or 34%, decrease in Technology, communication, and processing primarily driven by lower amortization as a result of internally developed software that was fully amortized prior to the three months ended March 31, 2024, a $2.0 million, or 31%, decrease in Salaries and employee benefits which included a $1.3 million reduction attributable to the gain from cancellation of the 2021 PBRSUs to certain executives and subsequent issuance of new PBRSUs, and a $0.6 million or 89% decrease in Restructuring, merger, and acquisition related expenses due to lower severance expense. This decrease was offset in part by a $0.6 million or 22% increase in Professional services which included higher third-party technical and professional contractor charges and a $0.4 million or 24% increase in provision for operating losses due to increase in third party fraud related to unauthorized card transactions.

Income Tax Expense

The Company’s effective tax rate was 2.0% for the three months ended March 31, 2024. The Company’s effective tax rate was (0.1)% for the three months ended March 31, 2023. Rates for both periods are driven by required state minimum tax payments. The Company was in a taxable loss position for the three months ended March 31, 2024 and the three months ended March 31, 2023, respectively. The Company has determined it is more likely than not that the future benefit of deferred tax assets will not be realized and has established a full valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES
Our Cash and cash equivalents consist of non-interest bearing, highly-liquid demand deposits. We had $14.6 million of Cash and cash equivalents at March 31, 2024 as compared to $14.3 million of Cash and cash equivalents at December 31, 2023.
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

Management has performed this required assessment as of May 15, 2024, and believes there are sufficient funds available to support its ongoing business operations and continue as a going concern for at least the next 12 months with projected liquidity of $13.2 million at May 15, 2025.

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

The table below summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	Change
Net cash provided by (used in) operating activities	$2,339	$(6,369)	$8,708
Net cash used in investing activities	(1,821)	(1,379)	(442)
Net cash used in financing activities	(176)	(2,429)	2,253
Net increase (decrease) in cash and cash equivalents	$342	$(10,177)	$10,519

Cash flows provided by (used in) operating activities

The increase in net cash provided by operating activities is driven primarily by a $4.5 million increase in cash Net income, a $3.2 million increased source of cash from Prepaid and other assets, a $6.3 million increased source of cash from Accounts receivable, and a $2.7 million increased source of cash from Deferred revenue, offset by $7.9 million increased use of cash for Accounts payable and accrued liabilities.

Cash flows used in investing activities
Cash used in investing activities increased $0.4 million in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to increased development of internal use software offset by a decrease in purchases of premises and equipment.
Cash flows used in financing activities
Cash used in financing activities decreased $2.3 million in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to larger tax payments related to the net settlement of the January 4, 2021 share-based compensation awards in 2023.

ITEM 3. QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Credit Risk

We are exposed to various economic risks in the normal course of business including concentration of credit risk. Potential concentration of credit risk consists primarily of accounts receivable from Customers Bank, BaaS partner, MasterCard, and Higher Education institution clients. Historically, we have not experienced any material losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these balances.

At March 31, 2024 and December 31, 2023, Customers Bank accounted for 0% and 16% of our total Accounts receivable, net, respectively. At March 31, 2024 and December 31, 2023, FCB accounted for 37% and 2% of our total Accounts receivable, net, respectively. At March 31, 2024 and December 31, 2023, a BaaS partner accounted for 25% and 48% of our total Accounts receivable, net, respectively. At March 31, 2024 and December 31, 2023, MasterCard accounted for 26% and 21% of our total Accounts receivable, net, respectively.

Financial instruments that potentially subject the Company to credit risk consist principally of cash held in the Company's operating account. Cash is maintained in accounts with Customers Bank, which, at times may exceed the FDIC coverage limit of $250,000. At March 31, 2024, the Company has not experienced losses on these cash accounts and Management believes, based upon the quality of Customers Bank, that the credit risk with regard to these deposits is not significant.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of Management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)), as of March 31, 2024.

We identified a material weakness in our internal control over financial reporting, as described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023, which were not fully remedied as of March 31, 2024. A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

(b) Changes in Internal Control over Financial Reporting

Except as set forth in the following sentences, no change in our internal control over financial reporting (as that term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended March 31, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As of December 31, 2023, we had concluded that our internal control over financial reporting was not effective. During the first quarter of 2024, we have been implementing and will continue to implement changes that are both organizational and process-focused to improve the control environment of the Company. We anticipate the actions to be taken and resulting process improvements to generally strengthen our internal control over financial reporting, and over time, will address the material weaknesses noted as of December 31, 2023. These remedial measures were considered changes to our internal control environment which had a material effect on internal control over financial reporting. We expect that the remediation of these material weaknesses will be fully implemented and validated by the end of the fourth quarter of 2024.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company may be involved from time to time in various legal and administrative proceedings and litigation arising in the ordinary course of business. We are not currently engaged in any legal proceedings that are expected to have a material effect on our financial position, cash flows or results of operations.
ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)     Share repurchases: None

(b)     Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements: During the three months ended March 31, 2024, none of our officers or directors (as defined in Rule 16a-1(f) of the Securities and Exchange act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule10b5-1 trading arrangement (as such terms are defined in Item 408 or Regulation S-K of the Securities Act of 1933).

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
101
Interactive data files for BM Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Income (Loss) (unaudited); (iii) the Consolidated Statements of Changes in Shareholders’ Equity (unaudited); (iv) the Consolidated Statements of Cash Flows (unaudited); and (v) the Notes to Unaudited Consolidated Financial Statements.*

104	The cover page from BM Technologies, Inc.’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2024 (formatted in Inline XBRL and included in Exhibit 101).*
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

May 15, 2024	BM Technologies, Inc.
(Registrant)

	By:	/s/ Luvleen Sidhu
	Name:	Luvleen Sidhu
	Title:	Chief Executive Officer
(Principal Executive Officer)

May 15, 2024	BM Technologies, Inc.
(Registrant)

	By:	/s/ Ajay Asija
	Name:	Ajay Asija
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)