Form 10-Q
period 2024-06-30
BM Technologies, Inc.
filed 2024-08-14
CIK 1725872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

The registrant had issued and outstanding 12,099,665 shares of common stock, par value $0.0001 per share, as of August 13, 2024.

Part I - Financial Information
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
BM TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS — UNAUDITED
(amounts in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$12,457	$14,288
Accounts receivable, net allowance for doubtful accounts of $1,500 and $1,100	6,252	9,128
Prepaid expenses and other assets	3,382	5,148
Total current assets	22,091	28,564
Premises and equipment, net	448	535
Developed software, net	16,247	16,173
Goodwill	5,259	5,259
Other intangibles, net	3,949	4,109
Total assets	$47,994	$54,640
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$10,382	$10,577
Deferred revenue, current	11,271	12,322
Total current liabilities	21,653	22,899
Non-current liabilities:
Deferred revenue, non-current	3	127
Liability for private warrants	216	162
Other non-current liabilities	—	480
Total liabilities	$21,872	$23,668
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock: Par value $0.0001 per share; 10,000,000 shares authorized, zero shares issued or outstanding at both June 30, 2024 and December 31, 2023	$—	$—
Common stock: Par value $0.0001 per share; 1 billion shares authorized; 12,090,988 shares issued and outstanding at June 30, 2024; 11,984,133 shares issued and outstanding at December 31, 2023	1	1
Additional paid-in capital	71,020	71,787
Accumulated deficit	(44,899)	(40,816)
Total shareholders’ equity	$26,122	$30,972
Total liabilities and shareholders’ equity	$47,994	$54,640
See accompanying notes to the unaudited consolidated financial statements.

BM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating revenues:
Interchange and card revenue	$2,284	$1,458	$5,699	$4,424
Servicing fees	6,874	7,700	15,840	14,332
Account fees	1,805	1,910	3,900	4,050
University fees	1,469	1,373	3,081	2,879
Other revenue	109	200	202	327
Total operating revenues	12,541	12,641	28,722	26,012
Operating expenses:
Technology, communication, and processing	4,297	6,018	9,008	13,123
Salaries and employee benefits	5,660	6,139	10,107	12,564
Professional services	2,634	2,338	5,842	4,978
Provision for operating losses	2,096	1,813	4,177	3,490
Occupancy	10	10	26	24
Customer related supplies	231	222	472	450
Advertising and promotion	75	125	175	243
Restructuring, merger, and acquisition related expenses	71	274	150	993
NextGen implementation costs	1,560	—	1,560	—
Other expense	576	743	1,219	1,563
Total operating expenses	17,210	17,682	32,736	37,428
Loss from operations	(4,669)	(5,041)	(4,014)	(11,416)
Non-operating income and expense:
(Loss) gain on fair value of private warrant liability	(162)	595	(54)	2,016
Loss before income tax expense	(4,831)	(4,446)	(4,068)	(9,400)
Income tax expense	—	10	15	16
Net loss	$(4,831)	$(4,456)	$(4,083)	$(9,416)

Weighted average number of shares outstanding - basic	11,785	11,563	11,756	11,566
Weighted average number of shares outstanding - diluted	11,785	11,563	11,756	11,566

Basic loss per common share	$(0.41)	$(0.39)	$(0.35)	$(0.81)
Diluted loss per common share	$(0.41)	$(0.39)	$(0.35)	$(0.81)
See accompanying notes to the unaudited consolidated financial statements.

BM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
For the Three and Six Months Ended June 30, 2024 and 2023
(amounts in thousands, except share data)

	Common Stock
	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total
Balance at December 31, 2023	11,984,133	$1	$71,787	$(40,816)	$30,972
Net income	—	—	—	748	748
Tax paid on behalf of employees related to net settlement of share-based awards	(51,133)	—	(176)	—	(176)
Share-based compensation expense	130,773	—	(660)	—	(660)
Balance at March 31, 2024	12,063,773	$1	$70,951	$(40,068)	$30,884
Net loss	—	—	—	(4,831)	(4,831)
Conversion of private warrants to public warrants	—	—	—	—	—
Tax paid on behalf of employees related to net settlement of share-based awards	(13,725)	—	(57)	—	(57)
Share-based compensation expense	40,940	—	126	—	126
Balance at June 30, 2024	12,090,988	$1	$71,020	$(44,899)	$26,122

	Common Stock
(amounts in thousands, except share data)	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2022	12,240,237	$1	$72,342	$(23,485)	$48,858
Net loss	—	—	—	(4,960)	(4,960)
Conversion of private warrants to public warrants	—	—	20	—	20
Tax paid on behalf of employees related to net settlement of share-based awards	(473,874)	—	(2,429)	—	(2,429)
Share-based compensation expense	95,147	—	447	—	447
Balance at March 31, 2023	11,861,510	$1	$70,380	$(28,445)	$41,936
Net income	—	—	—	$(4,456)	(4,456)
Tax paid on behalf of employees related to net settlement of share-based awards	(1,765)	—	(5)		(5)
Share-based compensation expense	6,600	—	$568	$—	568
Balance at June 30, 2023	11,866,345	$1	$70,943	$(32,901)	$38,043

See accompanying notes to the unaudited consolidated financial statements.

BM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(4,083)	$(9,416)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of premises and equipment	157	128
Amortization of developed software	2,580	5,980
Amortization of other intangible assets	160	160
Impairment of software assets	50	—
Provision for bad debt	400	257
Share-based compensation expense	(174)	1,358
Loss/(gain) on fair value of private warrant liability	54	(2,016)
Changes in operating assets and liabilities:
Accounts receivable	2,476	920
Prepaid expenses and other current assets	1,766	(1,666)
Other assets	—	72
Accounts payable and accrued liabilities	(555)	(1,403)
Deferred revenue	(1,175)	1,562
Net Cash provided by (used in) Operating Activities	1,656	(4,064)
Cash Flows from Investing Activities:
Development of internal use software	(3,184)	(2,935)
Purchases of premises and equipment	(70)	(151)
Net Cash used in Investing Activities	(3,254)	(3,086)
Cash Flows from Financing Activities:
Payments related to net settlement of share-based compensation awards	(233)	(2,434)
Net Cash used in Financing Activities	(233)	(2,434)
Net Decrease in Cash and Cash Equivalents	(1,831)	(9,584)
Cash and Cash Equivalents – Beginning	14,288	21,108
Cash and Cash Equivalents – Ending	$12,457	$11,524

Supplementary Cash Flow Information:
Income taxes (refunded) paid, net	$(2,282)	$27
Noncash Operating, Investing, and Financing Activities:
Conversion of private warrants to public warrants	$—	$20
Impairment of software assets	480	0
Contingent liability for acquired software	$—	$480
See accompanying notes to the unaudited consolidated financial statements.

BM TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — DESCRIPTION OF THE BUSINESS

BM Technologies, Inc. (“BMTX” or the “Company”) (formerly known as “BankMobile”) provides state-of-the-art high-tech digital banking and disbursement services to consumers and students nationwide through a full service fintech banking platform, accessible to customers anywhere and anytime through digital channels.

BankMobile was incorporated in May 2016 as a wholly-owned subsidiary of Customers Bank. On August 6, 2020, the Company entered into an Agreement and Plan of Merger, by and among Megalith Financial Acquisition Corporation, a special purpose acquisition company (“Megalith”), incorporated in Delaware in November 2017, MFAC Merger Sub Inc., a wholly-owned subsidiary of Megalith, BankMobile, and Customers Bank, the sole stockholder of BankMobile. On January 4, 2021, BankMobile became an independent company after the completion of a divestiture transaction and was rebranded BM Technologies, Inc.

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

Management has performed this required assessment as of August 14, 2024, and believes there are sufficient funds available to support its ongoing business operations and continue as a going concern for at least the next 12 months with projected liquidity of $16.7 million at August 14, 2025.

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

Significant Accounting Policies

These interim unaudited consolidated financial statements should be read in conjunction with the 2023 audited consolidated financial statements and related notes of BMTX, which describe BMTX’s significant accounting policies. There have been no material changes to BMTX’s significant accounting policies during the six months ended June 30, 2024, except for what is noted below.

Insurance Premium Finance Obligations

The Company includes the obligation for its insurance premium financing in Accounts payable and accrued liabilities on the interim unaudited Consolidated Balance Sheets. At June 30, 2024, the Company had two premium finance arrangements outstanding with balances totaling $0.5 million, average remaining installment payment terms of 5.5 months, and a weighted average annualized finance charge of 6.95%. At December 31, 2023, there were no insurance premium financing obligations.

Immaterial Correction of Prior Period Error

In preparation of the Company’s consolidated financial statement as of and for the twelve months ended December 31, 2023, the Company identified an immaterial error in its accounting for certain of its interchange expenses for the three and six months ended June 30, 2023, reflecting the impacted revenues gross instead of net as required.

The effect of these immaterial error adjustments for the three and six months ended June 30, 2023:

•Decreased revenue from Interchange and Card revenue and decreased Technology, communication, and processing expense by an equal and offsetting $0.3 million and $0.4 million for the three and six months ended June 30, 2023, respectively.

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

Recently Issued Accounting Pronouncements Not Yet Adopted as of June 30, 2024

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

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements - Amendments to Remove References to the Concepts Statements” (“ASU 2024-02”), which removed references to various FASB Concepts Statements and updates technical corrections such as conforming amendments, clarification to guidance, simplifications to wording or the structure of guidance, and other minor improvements. The new guidance is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is still evaluating the impact of this update to its financial statements for annual periods after December 15, 2024.
NOTE 3 — ACCOUNTS RECEIVABLE
Accounts receivable, net primarily relate to billings for deposit processing services to our Partner Banks, MasterCard incentive income, uncollected university subscription and disbursement services fees, and receivables from our BaaS partner, and are recorded at face amounts less an allowance for doubtful accounts.

Management evaluates accounts receivable and establishes the allowance for doubtful accounts based on historical experience, analysis of past due accounts, and other current available information. Accounts receivable deemed to be uncollectible are individually identified and are charged-off against the allowance for doubtful accounts. The allowance for doubtful accounts was $1.5 million at June 30, 2024 and $1.1 million at December 31, 2023.

(amounts in thousands)	Beginning Balance	Additions	Reductions	Ending Balance
Allowance for doubtful accounts
Six months ended June 30, 2024	$1,100	$1,119	$(719)	$1,500
Twelve months ended December 31, 2023	$305	$1,001	$(206)	$1,100
NOTE 4 — PREMISES AND EQUIPMENT AND DEVELOPED SOFTWARE

Premises and Equipment

The components of premises and equipment were as follows:

(amounts in thousands)	Expected Useful Life	June 30, 2024	December 31, 2023
IT equipment	3 to 5 years	$1,000	$930
Accumulated depreciation		(552)	(395)
Total		$448	$535

BMTX recorded depreciation expense of less than $0.1 million and less than $0.2 million for the three and six months ended June 30, 2024, respectively, and less than $0.1 million and $0.1 million for the three and six months ended June 30, 2023, respectively, as a component of Technology, communication, and processing expense on the unaudited Consolidated Statements of Income (Loss).

Impairment is recorded in Technology, communication, and processing expense on the unaudited Consolidated Statements of Income (Loss). BMTX recorded no impairment expense on Premises and Equipment during the three and six months ended June 30, 2024 and 2023.

Developed Software

The components of developed software were as follows:

(amounts in thousands)	Expected Useful Life	June 30, 2024	December 31, 2023
Higher One Disbursement business developed software	10 years	$27,400	$27,400
Internally developed software	3 to 7 years	51,556	43,225
Work-in-process		985	6,662
		79,941	77,287
Accumulated amortization		(63,694)	(61,114)
Total		$16,247	$16,173
BMTX recorded amortization expense of $1.5 million and $2.6 million for the three and six months ended June 30, 2024, respectively, and $3.0 million and $6.0 million for the three and six months ended June 30, 2023, respectively, as a component of Technology, communication, and processing expense on the unaudited Consolidated Statements of Income (Loss).

BMTX recorded impairment expenses of zero and less than $0.1 million during the three and six months ended June 30, 2024, respectively, and zero during the three and six months ended June 30, 2023, as a component of Technology, communication and processing expense on the unaudited Consolidated Statements of Income (Loss).
NOTE 5 — GOODWILL AND OTHER INTANGIBLES
Goodwill represents the excess of the purchase price over the identifiable net assets of businesses acquired through business combinations accounted for under the acquisition method. Goodwill is reviewed for impairment annually as of October 31 and between annual tests when events and circumstances indicate that impairment may have occurred. There was no goodwill impairment for the three and six months ended June 30, 2024 and 2023.

Other intangibles, net represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. We have one intangible asset which is being amortized on a straight-line basis over twenty years.

The components of Other intangibles, net as of June 30, 2024 and December 31, 2023 were as follows:

(amounts in thousands)	Expected Useful Life	June 30, 2024	December 31, 2023
Customer relationships – universities	20 years	$6,402	$6,402
Accumulated amortization		(2,453)	(2,293)
Total		$3,949	$4,109

Other intangibles, net, includes assets subject to amortization that are reviewed for impairment under FASB ASC 360, Property, Plant and Equipment. Amortization is recorded in Other expense on the unaudited Consolidated Statements of Income (Loss). BMTX recorded amortization expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively.

The customer relationships - universities will be amortized in future periods as follows:

Remainder of 2024	$160
2025	320
2026	320
2027	320
2028	320
After 2028	2,509
Total	$3,949
Impairment is recorded in Technology, communication, and processing expense on the unaudited Consolidated Statements of Income (Loss). There was no impairment for Other intangibles, net during the three and six months ended June 30, 2024 and 2023.
NOTE 6 — LEASES
The Company’s corporate headquarters is currently operating under a month-to-month short-term lease.

Operating lease expenses are recorded in Occupancy on the unaudited Consolidated Statements of Income (Loss). BMTX recorded lease expense of less than $0.1 million and $0.1 million for the three and six months ended June 30, 2024, respectively, and less than $0.1 million and $0.1 million for the three and six months ended June 30, 2023, respectively.

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

On June 5, 2023, the Company entered into an agreement to purchase certain software technology assets from a third-party. Purchase consideration was comprised of a cash payment of less than $0.1 million at closing and potential future contingent consideration of $0.5 million over the next three years if the technology is successfully and continuously deployed by the Company. As of June 30, 2024, the Company determined that the successful and continuous deployment of the software technology is no longer probable, as a result, the software technology was impaired and the corresponding contingent consideration was extinguished. As of June 30, 2024 and December 31, 2023, the Company had zero and $0.5 million of contingent consideration, respectively reported in Other non-current liabilities on the unaudited Consolidated Balance Sheets.

NOTE 8 — SHAREHOLDERS’ EQUITY AND PRIVATE WARRANT LIABILITY

Common Stock
The Company is authorized to issue 1,000,000,000 shares of common stock, par value 0.0001 per share. At June 30, 2024, there were 12,090,988 shares of common stock issued and outstanding, which includes the 300,000 performance shares discussed below. At December 31, 2023 there were 11,984,133 shares of common stock issued and outstanding which includes the 300,000 performance shares discussed below.

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

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

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

BMTX recorded share-based compensation expense related to these awards of zero for the three and six months ended June 30, 2024, respectively, and zero and less than $0.1 million for the three and six months ended June 30, 2023, respectively.

Equity Incentive Plan

The Company’s 2020 Equity Incentive Plan (the “2020 Equity Incentive Plan”) provides for the grant of incentive stock options, or ISOs, nonstatutory stock options, or NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards, all of which may be granted to employees, including officers, non-employee directors, and consultants of both the Company and its affiliates. Additionally, the Equity Incentive Plan provides for the grant of performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants.

On June 20, 2023, an amendment to the Equity Incentive Plan was approved by the Company’s stockholders. The amendment increased the total number of shares of common stock authorized under the Equity Incentive Plan by 1,279,963, from 1,220,037 (the number of shares authorized under the original 2020 Equity Incentive Plan) to 2,500,000.

Grants were made under the 2020 Equity Incentive Plan during the three and six months ended June 30, 2024 as described within Restricted Stock Units and Performance - Based Restricted Stock Units below.

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

Inducement Awards

On February 5, 2024, the Company granted RSUs and PBRSUs outside of its 2020 Equity Incentive Plan, as amended to a certain employee to induce them to accept employment the Company (the “Inducement Awards”). The terms and conditions of the Inducement Awards are substantially similar to those awards granted under the Company’s 2020 Equity Incentive Plans, as amended.

The change in unvested RSUs and PBRSUs awarded is shown below:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of 12/31/2023	445,106	$6.47	495,000	$2.99
Granted *	330,250	$2.02	615,000	$2.25
Vested	(171,713)	$5.84	—	$—
Forfeited *	(49,909)	$4.09	(320,000)	$6.70
Balance as of 6/30/2024	553,734	$4.23	790,000	$0.91

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

For the three and six months ended June 30, 2024, the share-based compensation expense related to the RSU awards, net of forfeitures, totaled less than $0.2 million and $0.8 million, respectively. For the three and six months ended June 30, 2023, the share-based compensation expense related to the RSU awards, net of forfeitures, totaled $0.3 million and $0.6 million, respectively.

For the three and six months ended June 30, 2024, the share-based compensation expense related to the PBRSU awards, net of forfeitures, totaled $0.1 million and $(1.1) million, respectively. For the three and six months ended June 30, 2023, the share-based compensation expense related to the PBRSU awards, net of forfeitures, totaled $0.6 million and $0.9 million, respectively.

Employee Stock Purchase Plan (“ESPP”)

The Company has an ESPP (the “BM Technologies Inc. 2021 Employee Stock Purchase Plan”) which has an effective date of May 1, 2021. The purpose of the ESPP is to provide eligible employees with an incentive to advance the interests of the Company and its Subsidiaries, by affording them an opportunity to purchase stock of the Company at a favorable price. As of June 30, 2024, there have been no shares purchased on behalf of employees under the ESPP.

Warrants

At June 30, 2024 and 2023, respectively, there were 22,703,004 warrants to purchase our common stock outstanding. The warrant totals for each period-end consist of 17,294,044 public warrants and 5,408,960 private warrants as of June 30, 2024 and 2023, respectively.

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

As of June 30, 2024, 1,600 of the Company’s outstanding public warrants have been exercised and 1,169,903 of the private warrants have been repurchased by the Company from related parties at $1.69 per warrant.

During the three and six months ended June 30, 2024 and 2023, zero of the private warrants have been reclassified to public warrants based upon a sale of the private warrants by the original holders which resulted in a modification of terms that effect classification as public warrants. There were no warrants exercised in the three and six months ended June 30, 2024 and 2023, respectively.

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

Income Statement Impact: Subsequent to the close of the merger, any change in fair value of the private warrants is recognized on the unaudited Consolidated Statements of Income (Loss) below operating profit as Gain on fair value of private warrant liability with a corresponding amount recognized in the Liability for private warrants on the unaudited Consolidated Balance Sheets. For the three and six months ended June 30, 2024, the Company recorded a loss of $0.2 million and $0.1 million, respectively, resulting from the revaluation of the private warrants. For the three and six months ended June 30, 2023, the Company recorded a gain of $0.6 million and $2.0 million, respectively, resulting from the revaluation of the private warrants.

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

Cash Flow Impact: The impact of the change in the fair value of the private warrants has no impact on our cash flows as it is a noncash adjustment. Cash received for the exercise of warrants is recorded in cash flows from financing activities. Cash paid for the repurchase of warrants is recorded in cash flows from financing activities. No such transactions occurred during the three and six months ended June 30, 2024 and 2023.

Shareholders’ Equity Impact: The impact to Additional paid in-capital as of the opening balance sheet is described above. Exercises of private warrants result in a reduction of the Liability for private warrants on the unaudited Consolidated Balance Sheets with a corresponding increase to Common Stock and Additional paid in-capital.

Public Warrants

In accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity, the public warrants are treated as equity instruments under U.S. GAAP. The public warrants are not marked-to-market each reporting period, thus there is no impact to earnings. Exercises of the public warrants are recorded as cash is received and are recorded in Cash and cash equivalents with a corresponding offset recorded in Common stock and Additional paid in-capital within equity. During the three and six months ended June 30, 2024 and 2023, there were no exercises of public warrants.
NOTE 9 — REVENUES

Revenues

BMTX recognizes operating revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers.

The following table presents BMTX’s revenues disaggregated by nature of the revenue stream and the pattern or timing of revenue recognition for the three and six months ended June 30, 2024 and 2023, respectively. The Company has one reportable segment, and all revenues are earned in the U.S.

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2024	2023	2024	2023
Revenues:
Revenue recognized at point in time:
Interchange and card revenue	$2,284	$1,458	$5,699	$4,424
Servicing fees	6,874	7,700	15,840	14,332
Account fees	1,805	1,910	3,900	4,050
University fees - disbursement activity	234	172	597	432
Other revenue	21	57	56	96
Total revenue recognized at point in time	11,218	11,297	26,092	23,334
Revenue recognized over time:
University fees - subscriptions	1,235	1,201	2,484	2,447
Other revenue - maintenance and support	88	143	146	231
Total revenue recognized over time	1,323	1,344	2,630	2,678
Total revenues	$12,541	$12,641	$28,722	$26,012

Deferred Revenue

Deferred revenue consists of payments received from customers prior to the performance of services. Deferred revenue is recognized over the service period on a straight-line basis or when the contractual performance obligation has been satisfied.

The deferred revenue balance as of June 30, 2024 and December 31, 2023 was $11.3 million and $12.4 million, respectively.

During the six months ended June 30, 2024, the Company recognized revenue of approximately $9.8 million included in deferred revenue at the beginning of the period. During the six months ended June 30, 2023, the Company recognized revenue of approximately $5.9 million included in deferred revenue at the beginning of the period.

Unbilled receivables

The Company had $0.5 million of unbilled receivables, or amounts recognized as revenue for which invoices have not yet been issued, as of June 30, 2024, and $1.5 million as of December 31, 2023. Unbilled receivables are reported in Accounts receivable, net on the unaudited Consolidated Balance Sheets.
NOTE 10 — LOSS PER COMMON SHARE
The following are the components and results of operations and loss per common share calculations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands, except per common share data)	2024	2023	2024	2023
Net loss available to common shareholders	$(4,831)	$(4,456)	$(4,083)	$(9,416)
Net loss used for EPS	$(4,831)	$(4,456)	$(4,083)	$(9,416)
Weighted-average number of common shares outstanding – basic	11,785	11,563	11,756	11,566
Weighted-average number of common shares outstanding – diluted	11,785	11,563	11,756	11,566
Basic loss per common share	$(0.41)	$(0.39)	$(0.35)	$(0.81)
Diluted loss per common share	$(0.41)	$(0.39)	$(0.35)	$(0.81)

The following table presents the reconciliation from basic to diluted weighted average shares outstanding used in the calculation of basic and diluted loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2024	2023	2024	2023
Weighted-average number of common shares outstanding – basic	11,785	11,563	11,756	11,566
Add:
Service-based RSUs	—	—	—	—
Weighted-average number of common shares outstanding – diluted	11,785	11,563	11,756	11,566

For basic loss per common share, the performance shares are subject to forfeiture, and they are considered share-indexed instruments and not outstanding shares until they are vested. During the three and six months ended June 30, 2024 and 2023, the vesting criteria has not been met and they are not included.

For the three and six months ended June 30, 2024, the Company’s performance shares, public warrants, and private warrants were excluded from the computation of diluted weighted average shares outstanding as the necessary conditions had not been achieved for the performance shares and the average stock price for the period was below the strike price for the warrants. The performance shares are only considered in the calculation for diluted loss per common share if they are dilutive in nature. The performance shares are only dilutive when the average share price is greater than the strike price and when positive net income is reported. During the three and six months ended June 30, 2024, the average share price was below the strike price and these shares were not included in the diluted loss per common share calculations. For the three and six months ended June 30, 2024, the Company’s performance-based RSUs were excluded because the vesting is contingent upon the satisfaction of certain conditions which had not been achieved as of June 30, 2024.

For the three and six months ended June 30, 2023, the Company’s performance shares, public warrants, and private warrants were excluded from the computation of diluted weighted average shares outstanding as the necessary conditions had not been achieved for the performance shares and the average stock price for the period was below the strike price for the warrants. The performance shares are only considered in the calculation for diluted loss earnings per common share if they are dilutive in nature. The performance shares are only dilutive when the average share price is greater than the strike price and when positive net income is reported. During the three and six months ended June 30, 2023, the average share price was below the strike price and these shares were not included in the diluted loss per common share calculations. For the three and six months ended June 30, 2023, the Company’s performance-based RSUs were excluded because the vesting is contingent upon the satisfaction of certain conditions which had not been achieved as of June 30, 2023.

The following table presents the potentially dilutive shares that were excluded from the computation of diluted loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2024	2023	2024	2023
Performance shares	300	300	300	300
Public warrants	17,294	17,294	17,294	17,294
Private warrants	5,409	5,409	5,409	5,409
Performance-based RSUs	790	745	790	745
Service-based RSUs	554	743	554	743
Total	24,347	24,491	24,347	24,491
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
The following methods and assumptions were used to estimate the fair value of BMTX’s financial instruments as of June 30, 2024 and December 31, 2023:

Cash and cash equivalents
Cash and cash equivalents reported on the unaudited Consolidated Balance Sheets consists of non-interest bearing demand deposits, for which carrying value approximates fair value.
Accounts receivable, net
The carrying amount of accounts receivable approximates fair value because of the short-term nature of these items.

Liability for Private Warrants

The fair value of the private warrants was estimated using a modified version of the binomial lattice model incorporating the Cox-Ross-Rubenstein methodology at June 30, 2024 and at December 31, 2023. The Company assumed a term for the private warrants equal to the contractual term from the date of the merger with Megalith and then discounted the resulting value to the valuation date.

Among the key inputs and assumptions used in the pricing formula at June 30, 2024 were the following: a term of 1.52 years; volatility of 66%; a dividend yield of zero; an underlying stock price of $2.25; a risk free interest rate of 4.84%; and a closing price of the public warrants of $0.04 per share.

Among the key inputs and assumptions used in the pricing formula at December 31, 2023 were the following: a term of 2.02 years; volatility of 58%; a dividend yield of zero; an underlying stock price of $2.05; a risk free interest rate of 4.18%; and a closing price of the public warrants of $0.03 per share.

At June 30, 2024 and December 31, 2023, the warrant liability is classified as a Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement.

The estimated fair value of BMTX’s financial instruments at June 30, 2024 and December 31, 2023 were as follows:

			Fair Value Measurements at June 30, 2024
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$12,457	$12,457	$12,457	$—	$—
Accounts receivable, net	6,252	6,252	6,252	—	—
Liabilities:
Liability for private warrants	$216	$216	$—	$—	$216

			Fair Value Measurements at December 31, 2023
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$14,288	$14,288	$14,288	$—	$—
Accounts receivable, net	9,128	9,128	9,128	—	—
Liabilities:
Liability for private warrants	$162	$162	$—	$—	$162
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

Both the President and Executive Chairman of the Board of Customers Bank are immediate family members of the Company’s CEO, and together with their spouses, own less than 5.0% of the Company’s outstanding common stock at June 30, 2024.

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

Positions with Customers Bank are presented on the unaudited Consolidated Balance Sheets in Accounts receivable, net, Deferred revenue, and Accounts payable and accrued liabilities. The Accounts receivable balances related to Customers Bank as of June 30, 2024 and December 31, 2023 were zero and $1.4 million, respectively. The Deferred revenue balances related to Customers Bank as of June 30, 2024 and December 31, 2023 were $1.1 million and $1.3 million, respectively. The Accounts payable and accrued liabilities balances related to Customers Bank as of June 30, 2024 and December 31, 2023 were $0.3 million and zero, respectively.

The Company recognized $1.9 million and $4.6 million in revenues from Customers Bank for the three and six months ended June 30, 2024, respectively. Of these amounts, $0.3 million and $0.9 million are paid directly by MasterCard or individual account holders to the Company for the three and six months ended June 30, 2024, respectively. These amounts are presented on the unaudited Consolidated Statements of Income (Loss) in Total operating revenue.

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

The Company incurred zero expenses from Customers Bank for the three and six months ended June 30, 2024 and 2023, respectively.

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

Positions with FCB are presented on our unaudited Consolidated Balance Sheets in Accounts receivable, net, Deferred revenue, current, and Accounts payable and accrued liabilities. The Accounts receivable balance related to FCB as of June 30, 2024 and December 31, 2023 was $2.8 million and $0.2 million, respectively. The Deferred revenue balance related to FCB as of June 30, 2024 and December 31, 2023 was $7.1 million and $7.4 million, respectively. The Accounts payable and accrued liabilities balance related to FCB as of June 30, 2024 and December 31, 2023 was zero, respectively.

The Company recognized $9.6 million and $22.1 million in net revenues from FCB for the three and six months ended June 30, 2024, respectively. Of these amounts, $3.6 million and $8.3 million are paid directly by MasterCard or individual account holders to the Company for the three and six months ended June 30, 2024, respectively. These amounts are presented on the unaudited Consolidated Statements of Income (Loss) in Total operating revenue.

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

The Company completed a workforce reduction of approximately 8 and 61 employees during the six months ended June 30, 2024 and 2023, respectively. The Company’s workforce reduction expenses, consisting of severance and other termination benefits for the three and six months ended June 30, 2024 and 2023, totaled $0.1 million and $0.2 million, respectively, and totaled $0.3 million and $1.0 million for the three and six months ended June 30, 2023, and are recorded in Restructuring, merger, and acquisition related expenses on the unaudited Consolidated Statements of Income (Loss). Less than $0.1 million of these expenses were incurred but not paid at June 30, 2024 and are included in Accounts payable and accrued liabilities on the unaudited Consolidated Balance Sheets.
NOTE 14 — SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the three months ended June 30, 2024, and has determined that no events have occurred that would require adjustment to our interim unaudited consolidated financial statements and related notes.

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

Factors that could cause actual results to differ from those discussed in such forward-looking statements include, but are not limited to (1) difficulty attracting and retaining highly-effective employees; (2) our ability to successfully execute our business plan; (3) changes in consumer preferences, spending, and borrowing habits, and demand for our products and services; (4) general economic conditions, especially in the communities and markets in which we conduct our business; (5) market risk, including interest rate and liquidity risk; (6) operational risk, including cybersecurity risk and risk of fraud, data processing system failures, network breaches, and maintenance of internal controls, including remediating any material weaknesses in our internal control over financial reporting; (7) increased competition, including competition from other bank and non-bank financial institutions; (8) changes in regulations, laws, taxes, government policies, monetary policies, and accounting policies; (9) regulatory enforcement actions and adverse legal actions; and (10) other economic, competitive, technological, operational, governmental, regulatory, and market factors affecting our operations, including, those factors summarized in the section titled “Summary of Principal Risk Factors”, which we encourage you to read. These risks and others described under “Risk Factors” may not be exhaustive. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

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

During the second quarter of 2024, the Company made significant investment in the launch of its NextGen technology platform which for the first time allows the Company to market targeted products and services to its Vibe customer base. The implementation of NextGen resulted in significantly higher expenses in Q2 related to technology costs from having to run two separate platforms for a period of time and significantly higher contractor and customer service-related costs from higher volumes and are not expected to continue.

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

Recently Issued Accounting Pronouncements Not Yet Adopted as June 30, 2024

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

The following summarized tables set forth our operating results for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Change	% Change
(dollars in thousands, except per common share data)	2024	2023
Operating revenues	$12,541	$12,641	$(100)	(1)%
Operating expenses	17,210	17,682	(472)	(3)%
Loss from operations	(4,669)	(5,041)	372	(7)%
(Loss)/gain on fair value of private warrant liability	(162)	595	(757)	(127)%
Loss before income tax expense	(4,831)	(4,446)	(385)	9%
Income tax expense	—	10	(10)	(100)%
Net loss	$(4,831)	$(4,456)	$(375)	8%

Basic loss per common share	$(0.41)	$(0.39)	$(0.02)	5%
Diluted loss per common share	$(0.41)	$(0.39)	$(0.02)	5%
NM - not meaningful
For the three months ended June 30, 2024, Net loss increased $0.4 million as compared to the three months ended June 30, 2023, resulting in a Net loss of $4.8 million, which included a $0.8 million increased loss from the change in the fair value of the private warrants. Loss from operations for the three months ended June 30, 2024 increased by $0.4 million as compared to the three months ended June 30, 2023. Operating revenues decreased by $0.1 million, or 1%, and Operating expenses, which include one-time costs of $1.6 million related to the implementation of NextGen, decreased by $0.5 million, or 3%. Changes in operating revenues and expenses are discussed in greater detail below. Basic and diluted loss per common share, which decreased to $(0.41), are both driven by the impact of total net income in the current year.

	Six Months Ended June 30,		Change	% Change
(dollars in thousands, except per common share data)	2024	2023
Operating revenues	$28,722	$26,012	$2,710	10%
Operating expenses	32,736	37,428	(4,692)	(13)%
Loss from operations	(4,014)	(11,416)	7,402	(65)%
(Loss)/gain on fair value of private warrant liability	(54)	2,016	(2,070)	(103)%
Loss before income tax expense	(4,068)	(9,400)	5,332	(57)%
Income tax expense	15	16	(1)	(6)%
Net loss	$(4,083)	$(9,416)	$5,333	(57)%

Basic earnings (loss) per common share	$(0.35)	$(0.81)	$0.46	(57)%
Diluted earnings (loss) per common share	$(0.35)	$(0.81)	$0.46	(57)%
NM refers to changes greater than 150%.

For the six months ended June 30, 2024, Net loss decreased $5.3 million as compared to the six months ended June 30, 2023, resulting in a Net loss of $4.1 million, which included a $2.1 million decrease in the Gain on fair value of private warrant liability as compared to the six months ended June 30, 2023. Loss from operations for the six months ended June 30, 2024 decreased $7.4 million, as compared to the six months ended June 30, 2023, resulting in a Loss from operations of $4.0 million. Operating revenues increased by $2.7 million, or 10%, and Operating expenses, which include one-time costs of $1.6 million related to the implementation of NextGen, decreased by $4.7 million, or 13%. Changes in operating revenues and expenses are discussed in greater detail below. Basic and diluted earnings (loss) per common share, which increased to $(0.35), are both driven by the impact of the total net income in the current year.

Operating Revenues

	Three Months Ended June 30,			% Change
(dollars in thousands)	2024	2023	Change
Interchange and card revenue	$2,284	$1,458	$826	57%
Servicing fees	6,874	7,700	(826)	(11)%
Account fees	1,805	1,910	(105)	(5)%
University fees	1,469	1,373	96	7%
Other revenue	109	200	(91)	(46)%
Total operating revenues	$12,541	$12,641	$(100)	(1)%
Total Operating revenues decreased $0.1 million, or 1%, in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. This decrease is primarily attributable to a $0.8 million, or 11%, decrease in Servicing fees, driven almost exclusively by lower deposit balances in the BaaS business, offset by a $0.8 million, or 57%, increase in Interchange and card revenue driven primarily by the change to a partner bank with Durbin exempt interchange rates for the Higher Education business.

	Six Months Ended June 30,			% Change
(dollars in thousands)	2024	2023	Change
Interchange and card revenue	$5,699	$4,424	$1,275	29%
Servicing fees	15,840	14,332	1,508	11%
Account fees	3,900	4,050	(150)	(4)%
University fees	3,081	2,879	202	7%
Other revenue	202	327	(125)	(38)%
Total operating revenues	$28,722	$26,012	$2,710	10%

Total Operating revenues increased $2.7 million, or 10%, in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. This increase is primarily attributable to a $1.5 million, or 11%, increase in Servicing fees, driven by a higher Fed Funds rate and higher deposit yields beginning in the second quarter of 2023 under the new deposit processing services agreement, offset by lower average deposit balances in the BaaS business; and a $1.3 million, or 29%, increase in Interchange and card revenue driven primarily by the change to a partner bank with Durbin exempt interchange rates for the Higher Education business.

Operating Expenses

	Three Months Ended June 30,			% Change
(dollars in thousands)	2024	2023	Change
Technology, communication, and processing	$4,297	$6,018	$(1,721)	(29)%
Salaries and employee benefits	5,660	6,139	(479)	(8)%
Professional services	2,634	2,338	296	13%
Provision for operating losses	2,096	1,813	283	16%
Occupancy	10	10	—	—%
Customer related supplies	231	222	9	4%
Advertising and promotion	75	125	(50)	(40)%
Restructuring, merger, and acquisition related expenses	71	274	(203)	(74)%
NextGen implementation costs	1,560	—	1,560	NM
Other expense	576	743	(167)	(22)%
Total operating expenses	$17,210	$17,682	$(472)	(3)%
NM refers to changes greater than 150%.
Total Operating expenses, including one-time costs of $1.6 million related to the implementation of NextGen, decreased $0.5 million, or 3%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. This decrease is primarily attributable to a $1.7 million, or 29%, decrease in Technology, communication, and processing due to lower amortization costs as a result of internally developed software that was fully amortized prior to the three months ended June 30, 2024 as well as lower overall technology costs, a $0.5 million, or 8%, decrease in Salaries and employee benefits driven by decrease in salaries and health insurance costs, $0.2 million or 74% decrease in Restructuring, merger, and acquisition related expenses due to lower severance expense. This decrease was offset in part by the $1.6 million increase in costs associated with the implementation of NextGen that were primarily a result of higher technology and professional services costs required to run two platforms during the implementation phase, a $0.3 million or 13% increase in Professional services which included higher third-party technical and professional contractor charges, and a $0.3 million or 16% increase in provision for operating losses due to increase in third party Reg E fraud related to unauthorized card transactions.

	Six Months Ended June 30,			% Change
(dollars in thousands)	2024	2023	Change
Technology, communication, and processing	$9,008	$13,123	$(4,115)	(31)%
Salaries and employee benefits	10,107	12,564	(2,457)	(20)%
Professional services	5,842	4,978	864	17%
Provision for operating losses	4,177	3,490	687	20%
Occupancy	26	24	2	8%
Customer related supplies	472	450	22	5%
Advertising and promotion	175	243	(68)	(28)%
Restructuring, merger, and acquisition related expenses	150	993	(843)	(85)%
NextGen implementation costs	1,560	—	1,560	NM
Other expense	1,219	1,563	(344)	(22)%
Total operating expenses	$32,736	$37,428	$(4,692)	(13)%
NM refers to changes greater than 150%.

Total Operating expenses, including one-time costs of $1.6 million related to the implementation of NextGen, decreased $4.7 million, or 13%, in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. This decrease is primarily attributable to a $4.1 million, or 31%, decrease in Technology, communication, and processing due to lower amortization costs as a result of internally developed software that was fully amortized prior to the six months ended June 30, 2024 as well as lower overall technology cost, a $2.5 million, or 20%, decrease in Salaries and employee benefits which included a $1.3 million reduction in 2024 attributable to the gain from cancellation of the 2021 PBRSUs to certain executives and subsequent issuance of new PBRSUs, and lower salary and benefit costs from lower headcount and the effect of the PEP initiatives. These decreases were offset in part by the $1.6 million increase in costs associated with the implementation of NextGen that were primarily a result of higher technology and professional services costs required to run two platforms during the implementation phase, a $0.9 million, or 17%, increase in Professional services which included higher third-party technical and professional contractor charges; a $0.8 million of decreased Restructuring, merger, and acquisition related expenses incurred in order to execute the PEP cost savings initiatives in 2023, and a $0.7 million, or 20%, increase in Provision for operating losses due to increase in third party Reg E fraud related to unauthorized card transactions.

Income Tax Expense

The Company’s effective tax rate was 0.0% and (0.4)% for the three and six months ended June 30, 2024, respectively. The Company’s effective tax rate was (0.2)% for the three and six months ended June 30, 2023. Rates for the periods are driven by required state minimum tax payments. The Company was in a taxable loss position for the three and six months ended June 30, 2024 and the three and six months ended June 30, 2023, respectively. The Company has determined it is more likely than not that the future benefit of deferred tax assets will not be realized and has established a full valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES
Our Cash and cash equivalents consist of non-interest bearing, highly-liquid demand deposits. We had $12.5 million of Cash and cash equivalents at June 30, 2024 as compared to $14.3 million of Cash and cash equivalents at December 31, 2023.
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

Management has performed this required assessment as of August 14, 2024, and believes there are sufficient funds available to support its ongoing business operations and continue as a going concern for at least the next 12 months with projected liquidity of $16.7 million at August 14, 2025.

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

The table below summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(dollars in thousands)	2024	2023	Change
Net cash provided by (used in) operating activities	$1,656	$(4,064)	$5,720
Net cash used in investing activities	(3,254)	(3,086)	(168)
Net cash used in financing activities	(233)	(2,434)	2,201
Net decrease in cash and cash equivalents	$(1,831)	$(9,584)	$7,753

Cash flows provided by (used in) operating activities

The increase in net cash provided by operating activities is driven primarily by a $5.3 million increase in cash Net income, a $3.4 million increased source of cash from Prepaid and other assets, a $1.6 million increased source of cash from Accounts receivable, offset by a $2.7 million increased use of cash from Deferred revenue, and a $1.5 million increased use of cash for Share-based compensation expense.

Cash flows used in investing activities
Cash used in investing activities increased $0.2 million in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to increased development of internal use software offset by a decrease in purchases of premises and equipment.
Cash flows used in financing activities
Cash used in financing activities decreased $2.2 million in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to larger tax payments related to the net settlement of the January 4, 2021 share-based compensation awards in 2023.

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

At June 30, 2024 and December 31, 2023, Customers Bank accounted for 0% and 16% of our total Accounts receivable, net, respectively. At June 30, 2024 and December 31, 2023, FCB accounted for 46% and 2% of our total Accounts receivable, net, respectively. At June 30, 2024 and December 31, 2023, a BaaS partner accounted for 20% and 48% of our total

Accounts receivable, net, respectively. At June 30, 2024 and December 31, 2023, MasterCard accounted for 19% and 21% of our total Accounts receivable, net, respectively.

Financial instruments that potentially subject the Company to credit risk consist principally of cash held in the Company's operating account. Cash is maintained in accounts with Customers Bank, which, at times may exceed the FDIC coverage limit of $250,000. At June 30, 2024, the Company has not experienced losses on these cash accounts and Management believes, based upon the quality of Customers Bank, that the credit risk with regard to these deposits is not significant.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of Management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)), as of June 30, 2024.

We identified a material weakness in our internal control over financial reporting, as described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023, which were not fully remedied as of June 30, 2024. A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

(b) Changes in Internal Control over Financial Reporting

Except as set forth in the following sentences, no change in our internal control over financial reporting (as that term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended June 30, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As of December 31, 2023, we had concluded that our internal control over financial reporting was not effective. During the first half of 2024, we have been implementing and will continue to implement changes that are both organizational and process-focused to improve the control environment of the Company. We anticipate the actions to be taken and resulting process improvements to generally strengthen our internal control over financial reporting, and over time, will address the material weaknesses noted as of December 31, 2023. These remedial measures were considered changes to our internal control environment which had a material effect on internal control over financial reporting. We expect that the remediation of these material weaknesses will be fully implemented and validated by the end of the fourth quarter of 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)     Share repurchases: None

(b)     Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements: During the three months ended June 30, 2024, none of our officers or directors (as defined in Rule 16a-1(f) of the Securities and Exchange act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule10b5-1 trading arrangement (as such terms are defined in Item 408 or Regulation S-K of the Securities Act of 1933).

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
101
Interactive data files for BM Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Income (Loss) (unaudited); (iii) the Consolidated Statements of Changes in Shareholders’ Equity (unaudited); (iv) the Consolidated Statements of Cash Flows (unaudited); and (v) the Notes to Unaudited Consolidated Financial Statements.*

104	The cover page from BM Technologies, Inc.’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2024 (formatted in Inline XBRL and included in Exhibit 101).*
* Filed or furnished herewith.
† Certain confidential information contained in this agreement has been omitted because it is private or confidential and is not material.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2024	BM Technologies, Inc.
(Registrant)

	By:	/s/ Luvleen Sidhu
	Name:	Luvleen Sidhu
	Title:	Chief Executive Officer
(Principal Executive Officer)

August 14, 2024	BM Technologies, Inc.
(Registrant)

	By:	/s/ Ajay Asija
	Name:	Ajay Asija
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)