Form 10-Q
period 2024-09-30
BM Technologies, Inc.
filed 2024-11-14
CIK 1725872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

The registrant had issued and outstanding 12,099,490 shares of common stock, par value $0.0001 per share, as of November 14, 2024.

Part I - Financial Information
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
BM TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS — UNAUDITED
(amounts in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$11,224	$14,288
Accounts receivable, net allowance for doubtful accounts of $1,540 and $1,100	4,891	9,128
Prepaid expenses and other assets	2,314	5,148
Total current assets	18,429	28,564
Premises and equipment, net	430	535
Developed software, net	15,857	16,173
Goodwill	5,259	5,259
Other intangibles, net	3,869	4,109
Total assets	$43,844	$54,640
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$10,295	$10,577
Deferred revenue, current	11,855	12,322
Total current liabilities	22,150	22,899
Non-current liabilities:
Deferred revenue, non-current	4	127
Liability for private warrants	162	162
Other non-current liabilities	—	480
Total liabilities	$22,316	$23,668
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock: Par value $0.0001 per share; 10,000,000 shares authorized, zero shares issued or outstanding at both September 30, 2024 and December 31, 2023	$—	$—
Common stock: Par value $0.0001 per share; 1 billion shares authorized; 12,099,490 shares issued and outstanding at September 30, 2024; 11,984,133 shares issued and outstanding at December 31, 2023	1	1
Additional paid-in capital	71,421	71,787
Accumulated deficit	(49,894)	(40,816)
Total shareholders’ equity	$21,528	$30,972
Total liabilities and shareholders’ equity	$43,844	$54,640
See accompanying notes to the unaudited consolidated financial statements.

BM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF LOSS — UNAUDITED
(amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating revenues:
Interchange and card revenue	$2,990	$2,292	$8,689	$6,716
Servicing fees	7,557	8,658	23,397	22,990
Account fees	1,680	1,931	5,580	5,981
University fees	1,712	1,412	4,793	4,291
Other revenue	138	88	340	415
Total operating revenues	14,077	14,381	42,799	40,393
Operating expenses:
Technology, communication, and processing	6,168	7,826	15,176	20,949
Salaries and employee benefits	5,590	4,773	15,697	17,337
Professional services	2,840	2,948	8,682	7,926
Provision for operating losses	2,650	2,138	6,827	5,628
Occupancy	11	9	37	33
Customer related supplies	242	227	714	677
Advertising and promotion	117	128	292	371
Restructuring, merger, and acquisition related expenses	58	—	208	993
NextGen implementation costs	—	—	1,560	—
Other expense	490	717	1,709	2,280
Total operating expenses	18,166	18,766	50,902	56,194
Loss from operations	(4,089)	(4,385)	(8,103)	(15,801)
Non-operating income and expense:
Gain on fair value of private warrant liability	54	433	—	2,449
Other loss	951	—	951	—
Loss before income tax expense	(4,986)	(3,952)	(9,054)	(13,352)
Income tax expense	9	—	24	16
Net loss	$(4,995)	$(3,952)	$(9,078)	$(13,368)

Weighted average number of shares outstanding - basic	11,799	11,570	11,768	11,567
Weighted average number of shares outstanding - diluted	11,799	11,570	11,768	11,567

Basic loss per common share	$(0.42)	$(0.34)	$(0.77)	$(1.16)
Diluted loss per common share	$(0.42)	$(0.34)	$(0.77)	$(1.16)
See accompanying notes to the unaudited consolidated financial statements.

BM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
For the Three and Nine Months Ended September 30, 2024 and 2023
(amounts in thousands, except share data)

	Common Stock
	Shares of Common Stock Outstanding	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total
Balance at December 31, 2023	11,984,133	$1	$71,787	$(40,816)	$30,972
Net income	—	—	—	748	748
Tax paid on behalf of employees related to net settlement of share-based awards	(51,133)	—	(176)	—	(176)
Share-based compensation expense	130,773	—	(660)	—	(660)
Balance at March 31, 2024	12,063,773	$1	$70,951	$(40,068)	$30,884
Net loss	—	—	—	(4,831)	(4,831)
Conversion of private warrants to public warrants	—	—	—	—	—
Tax paid on behalf of employees related to net settlement of share-based awards	(13,725)	—	(57)	—	(57)
Share-based compensation expense	40,940	—	126	—	126
Balance at June 30, 2024	12,090,988	$1	$71,020	$(44,899)	$26,122
Net loss				(4,995)	(4,995)
Tax paid on behalf of employees related to net settlement of share-based awards	(731)	—	2	—	2
Share-based compensation expense	9,233	—	399	—	399
Balance at September 30, 2024	12,099,490	$1	$71,421	$(49,894)	$21,528

	Common Stock
(amounts in thousands, except share data)	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2022	12,240,237	$1	$72,342	$(23,485)	$48,858
Net loss	—	—	—	(4,960)	(4,960)
Conversion of private warrants to public warrants	—	—	20	—	20
Tax paid on behalf of employees related to net settlement of share-based awards	(473,874)	—	(2,429)	—	(2,429)
Share-based compensation expense	95,147	—	447	—	447
Balance at March 31, 2023	11,861,510	$1	$70,380	$(28,445)	$41,936
Net loss	—	—	—	$(4,456)	(4,456)
Tax paid on behalf of employees related to net settlement of share-based awards	(1,765)	—	(5)	—	(5)
Share-based compensation expense	6,600	—	568	—	568
Balance at June 30, 2023	11,866,345	$1	$70,943	$(32,901)	$38,043
Net loss	—	$—	$—	$(3,952)	$(3,952)
Tax paid on behalf of employees related to net settlement of share-based awards	(1,253)	$—	$(4)	—	(4)
Share-based compensation expense	4,833	$—	$153	—	153
September 30, 2023	11,869,925	$1	$71,092	$(36,853)	$34,240

See accompanying notes to the unaudited consolidated financial statements.

BM TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(9,078)	$(13,368)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of premises and equipment	236	198
Amortization of developed software	4,332	9,250
Amortization of other intangible assets	240	240
Impairment of software assets	50	—
Provision for bad debt	440	350
Share-based compensation expense	(135)	1,534
Gain on fair value of private warrant liability	—	(2,449)
Changes in operating assets and liabilities:
Accounts receivable	3,797	(601)
Prepaid expenses and other current assets	2,834	2,988
Other assets	—	72
Accounts payable and accrued liabilities	(282)	(537)
Deferred revenue	(590)	(3,207)
Net Cash provided by (used in) Operating Activities	1,844	(5,530)
Cash Flows from Investing Activities:
Development of internal use software	(4,546)	(4,114)
Purchases of premises and equipment	(131)	(224)
Net Cash used in Investing Activities	(4,677)	(4,338)
Cash Flows from Financing Activities:
Payments related to net settlement of share-based compensation awards	(231)	(2,438)
Net Cash used in Financing Activities	(231)	(2,438)
Net Decrease in Cash and Cash Equivalents	(3,064)	(12,306)
Cash and Cash Equivalents – Beginning	14,288	21,108
Cash and Cash Equivalents – Ending	$11,224	$8,802

Supplementary Cash Flow Information:
Income taxes refunded, net	$(2,380)	$(4,323)
Noncash Operating, Investing, and Financing Activities:
Conversion of private warrants to public warrants	$—	$20
Impairment of software assets	480	0
Contingent liability for acquired software	$—	$480
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

Management has performed this required assessment as of November 14, 2024, and believes there are sufficient funds available to support its ongoing business operations and continue as a going concern for at least the next 12 months with projected liquidity of $13.6 million at November 14, 2025.

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

Significant Accounting Policies

These interim unaudited consolidated financial statements should be read in conjunction with the 2023 audited consolidated financial statements and related notes of BMTX, which describe BMTX’s significant accounting policies. There have been no material changes to BMTX’s significant accounting policies during the nine months ended September 30, 2024, except for what is noted below.

Insurance Premium Finance Obligations

The Company includes the obligation for its insurance premium financing in Accounts payable and accrued liabilities on the interim unaudited Consolidated Balance Sheets. At September 30, 2024, the Company had two premium finance arrangements outstanding with balances totaling $0.2 million, average remaining installment payment terms of 2.5 months, and a weighted average annualized finance charge of 6.95%. At December 31, 2023, there were no insurance premium financing obligations.

Immaterial Correction of Prior Period Error

In preparation of the Company’s consolidated financial statement as of and for the twelve months ended December 31, 2023, the Company identified an immaterial error in its accounting for certain of its interchange expenses for the three and nine months ended September 30, 2023, reflecting the impacted revenues gross instead of net as required.

The effect of these immaterial error adjustments for the three and nine months ended September 30, 2023:

•Decreased revenue from Interchange and Card revenue and decreased Technology, communication, and processing expense by an equal and offsetting $0.4 million and $0.8 million for the three and nine months ended September 30, 2023, respectively.

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

Recently Issued Accounting Pronouncements Not Yet Adopted as of September 30, 2024

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

Management evaluates accounts receivable and establishes the allowance for doubtful accounts based on historical experience, analysis of past due accounts, and other current available information. Accounts receivable deemed to be uncollectible are individually identified and are charged-off against the allowance for doubtful accounts. The allowance for doubtful accounts was $1.5 million at September 30, 2024 and $1.1 million at December 31, 2023.

(amounts in thousands)	Beginning Balance	Additions	Reductions	Ending Balance
Allowance for doubtful accounts
Nine months ended September 30, 2024	$1,100	$1,215	$(775)	$1,540
Twelve months ended December 31, 2023	$305	$1,001	$(206)	$1,100
NOTE 4 — PREMISES AND EQUIPMENT AND DEVELOPED SOFTWARE

Premises and Equipment

The components of premises and equipment were as follows:

(amounts in thousands)	Expected Useful Life	September 30, 2024	December 31, 2023
IT equipment	3 to 5 years	$1,061	$930
Accumulated depreciation		(631)	(395)
Total		$430	$535

BMTX recorded depreciation expense of less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively, and less than $0.1 million and $0.2 million for the three and nine months ended

September 30, 2023, respectively, as a component of Technology, communication, and processing expense on the unaudited Consolidated Statements of Loss.

Impairment is recorded in Technology, communication, and processing expense on the unaudited Consolidated Statements of Loss. BMTX recorded no impairment expense on Premises and Equipment during the three and nine months ended September 30, 2024 and 2023.

Developed Software

The components of developed software were as follows:

(amounts in thousands)	Expected Useful Life	September 30, 2024	December 31, 2023
Higher One Disbursement business developed software	10 years	$27,400	$27,400
Internally developed software	3 to 7 years	51,632	43,225
Work-in-process		2,271	6,662
		81,303	77,287
Accumulated amortization		(65,446)	(61,114)
Total		$15,857	$16,173
BMTX recorded amortization expense of $1.8 million and $4.3 million for the three and nine months ended September 30, 2024, respectively, and $3.3 million and $9.2 million for the three and nine months ended September 30, 2023, respectively, as a component of Technology, communication, and processing expense on the unaudited Consolidated Statements of Loss.

BMTX recorded impairment expenses of zero and less than $0.1 million during the three and nine months ended September 30, 2024, respectively, and zero during the three and nine months ended September 30, 2023, as a component of Technology, communication and processing expense on the unaudited Consolidated Statements of Loss.
NOTE 5 — GOODWILL AND OTHER INTANGIBLES
Goodwill represents the excess of the purchase price over the identifiable net assets of businesses acquired through business combinations accounted for under the acquisition method. Goodwill is reviewed for impairment annually as of October 31 and between annual tests when events and circumstances indicate that impairment may have occurred. There was no goodwill impairment for the three and nine months ended September 30, 2024 and 2023.

Other intangibles, net represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. We have one intangible asset which is being amortized on a straight-line basis over twenty years.

The components of Other intangibles, net as of September 30, 2024 and December 31, 2023 were as follows:

(amounts in thousands)	Expected Useful Life	September 30, 2024	December 31, 2023
Customer relationships – universities	20 years	$6,402	$6,402
Accumulated amortization		(2,533)	(2,293)
Total		$3,869	$4,109

Other intangibles, net, includes assets subject to amortization that are reviewed for impairment under FASB ASC 360, Property, Plant and Equipment. Amortization is recorded in Other expense on the unaudited Consolidated Statements of Loss. BMTX recorded amortization expense of less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively, and less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2023, respectively.

The customer relationships - universities will be amortized in future periods as follows:

Remainder of 2024	$80
2025	320
2026	320
2027	320
2028	320
After 2028	2,509
Total	$3,869
Impairment is recorded in Technology, communication, and processing expense on the unaudited Consolidated Statements of Loss. There was no impairment for Other intangibles, net during the three and nine months ended September 30, 2024 and 2023.
NOTE 6 — LEASES
The Company’s corporate headquarters is currently operating under a month-to-month short-term lease.

Operating lease expenses are recorded in Occupancy on the unaudited Consolidated Statements of Loss. BMTX recorded lease expense of less than $0.1 million for the three and nine months ended September 30, 2024, respectively, and less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2023, respectively.

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

On June 5, 2023, the Company entered into an agreement to purchase certain software technology assets from a third-party. Purchase consideration was comprised of a cash payment of less than $0.1 million at closing and potential future contingent consideration of $0.5 million over the next three years if the technology is successfully and continuously deployed by the Company. As of June 30, 2024, the Company determined that the successful and continuous deployment of the software technology is no longer probable, as a result, the software technology was impaired and the corresponding contingent consideration was extinguished. As of September 30, 2024 and December 31, 2023, the Company had zero and $0.5 million of contingent consideration, respectively reported in Other non-current liabilities on the unaudited Consolidated Balance Sheets.

NOTE 8 — SHAREHOLDERS’ EQUITY AND PRIVATE WARRANT LIABILITY

Common Stock
The Company is authorized to issue 1,000,000,000 shares of common stock, par value 0.0001 per share. At September 30, 2024, there were 12,099,490 shares of common stock issued and outstanding, which includes the 300,000 performance shares discussed below. At December 31, 2023 there were 11,984,133 shares of common stock issued and outstanding which includes the 300,000 performance shares discussed below.

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

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors (the “Board”). At September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

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

Dividend Policy

We have not paid any cash dividends on our common stock to date and have no present intention to pay cash dividends in the future. The payment of cash dividends by the Company in the future will be dependent upon the Company’s revenues and earnings, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of the Board.

January 4, 2021 Share-Based Compensation Award

In connection with its January 4, 2021 divestiture of the Company, Customers Bank, the Company’s former parent, granted 1,317,035 of the merger consideration shares of the Company it received to certain employees and executives of the Company. The share-based compensation award was subject to vesting conditions, including a required service condition from award recipients through January 3, 2023. The grant date fair value of the award, totaling $19.6 million, was recorded as share-based compensation expense on the unaudited Consolidated Statements of Loss on a straight-line basis over the two-year post-grant vesting period, net of any actual forfeitures. The shares awarded were restricted until fully vested. The holders of restricted shares were provided an option to surrender a portion of their shares on the vesting date to cover their income tax obligations. On January 3, 2023, all restricted shares, net of prior forfeitures, vested.

BMTX recorded share-based compensation expense related to these awards of zero for the three and nine months ended September 30, 2024, respectively, and zero and less than $0.1 million for the three and nine months ended September 30, 2023, respectively.

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

Grants were made under the 2020 Equity Incentive Plan during the three and nine months ended September 30, 2024 as described within Restricted Stock Units and Performance - Based Restricted Stock Units below.

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

Performance - Based Restricted Stock Units

Performance - Based Restricted Stock Units (“PBRSUs”) granted under the 2020 Equity Incentive Plan, as amended, currently vest upon the later of: a) the third year of employment following the grant date or b) the achievement of the specified performance goals within the fifth year of the grant date. As defined by the 2020 Equity Incentive Plan, the Compensation Committee of the Board determines the number of PBRSUs a participant earns based on the extent to which the corresponding performance goals have been achieved over the five-year performance cycle. The PBRSUs that have been granted are paid in stock upon vesting, and are thus classified as equity awards, which are measured using the grant date fair value of BMTX common stock and are not remeasured at the end of each reporting period. We account for forfeitures as they occur and reverse any previously recognized compensation expense related to forfeited awards.

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

The change in unvested RSUs and PBRSUs awarded is shown below:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of 12/31/2023	445,106	$6.47	495,000	$2.99
Granted *	344,800	$2.05	615,000	$2.25
Vested	(180,946)	$5.72	—	$—
Forfeited *	(49,909)	$4.09	(320,000)	$6.70
Balance as of 9/30/2024	559,050	$4.20	790,000	$0.91

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

For the three and nine months ended September 30, 2024, the share-based compensation expense related to the RSU awards, net of forfeitures, totaled less than $0.1 million and $0.8 million, respectively. For the three and nine months ended September 30, 2023, the share-based compensation expense related to the RSU awards, net of forfeitures, totaled $0.3 million and $1.2 million, respectively.

For the three and nine months ended September 30, 2024, the share-based compensation expense related to the PBRSU awards, net of forfeitures, totaled less than $0.1 million and $(1.0) million, respectively. For the three and nine months ended September 30, 2023, the share-based compensation expense related to the PBRSU awards, net of forfeitures, totaled $(0.1) million and $0.3 million, respectively.

Employee Stock Purchase Plan (“ESPP”)

The Company has an ESPP (the “BM Technologies Inc. 2021 Employee Stock Purchase Plan”) which has an effective date of May 1, 2021. The purpose of the ESPP is to provide eligible employees with an incentive to advance the interests of the Company and its Subsidiaries, by affording them an opportunity to purchase stock of the Company at a favorable price. As of September 30, 2024, there have been no shares purchased on behalf of employees under the ESPP.

Warrants

At September 30, 2024 and 2023, respectively, there were 22,703,004 warrants to purchase our common stock outstanding. The warrant totals for each period-end consist of 17,294,044 public warrants and 5,408,960 private warrants as of September 30, 2024 and 2023, respectively.

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

As of September 30, 2024, 1,600 of the Company’s outstanding public warrants have been exercised and 1,169,903 of the private warrants have been repurchased by the Company from related parties at $1.69 per warrant.

During the three and nine months ended September 30, 2024 and 2023, zero of the private warrants have been reclassified to public warrants based upon a sale of the private warrants by the original holders which resulted in a modification of terms that effect classification as public warrants. There were no warrants exercised in the three and nine months ended September 30, 2024 and 2023, respectively.

The private warrants and the public warrants are treated differently for accounting purposes, as follows:

Private Warrants

In accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity, the private warrants are accounted for as liabilities and are marked-to-market each reporting period with the change in fair value recognized in earnings. In general, under the mark-to-market accounting model, as our stock price increases, the private warrant liability increases, and we recognize additional expense on the unaudited Consolidated Statements of Loss – with the opposite when our stock price declines. Accordingly, the periodic revaluation of the private warrants could result in significant volatility in our reported earnings.

Income Statement Impact: Subsequent to the close of the merger, any change in fair value of the private warrants is recognized on the unaudited Consolidated Statements of Loss below operating profit as Gain on fair value of private warrant liability with a corresponding amount recognized in the Liability for private warrants on the unaudited Consolidated Balance Sheets. For the three and nine months ended September 30, 2024, the Company recorded a gain of less than $0.1 million and zero, respectively, resulting from the revaluation of the private warrants. For the three and nine months ended September 30, 2023, the Company recorded a gain of $0.4 million and $2.4 million, respectively, resulting from the revaluation of the private warrants.

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

Cash Flow Impact: The impact of the change in the fair value of the private warrants has no impact on our cash flows as it is a noncash adjustment. Cash received for the exercise of warrants is recorded in cash flows from financing activities. Cash paid for the repurchase of warrants is recorded in cash flows from financing activities. No such transactions occurred during the three and nine months ended September 30, 2024 and 2023.

Shareholders’ Equity Impact: The impact to Additional paid in-capital as of the opening balance sheet is described above. Exercises of private warrants result in a reduction of the Liability for private warrants on the unaudited Consolidated Balance Sheets with a corresponding increase to Common Stock and Additional paid in-capital.

Public Warrants

In accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity, the public warrants are treated as equity instruments under U.S. GAAP. The public warrants are not marked-to-market each reporting period, thus there is no impact to earnings. Exercises of the public warrants are recorded as cash is received and are recorded in Cash and cash equivalents with a corresponding offset recorded in Common stock and Additional paid in-capital within equity. During the three and nine months ended September 30, 2024 and 2023, there were no exercises of public warrants.
NOTE 9 — REVENUES

Revenues

BMTX recognizes operating revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers.

The following table presents BMTX’s revenues disaggregated by nature of the revenue stream and the pattern or timing of revenue recognition for the three and nine months ended September 30, 2024 and 2023, respectively. The Company has one reportable segment, and all revenues are earned in the U.S.

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2024	2023	2024	2023
Revenues:
Revenue recognized at point in time:
Interchange and card revenue	$2,990	$2,292	$8,689	$6,716
Servicing fees	7,557	8,658	23,397	22,990
Account fees	1,680	1,931	5,580	5,981
University fees - disbursement activity	433	207	1,030	639
Other revenue	36	60	92	155
Total revenue recognized at point in time	12,696	13,148	38,788	36,481
Revenue recognized over time:
University fees - subscriptions	1,279	1,205	3,763	3,652
Other revenue - maintenance and support	102	28	248	260
Total revenue recognized over time	1,381	1,233	4,011	3,912
Total revenues	$14,077	$14,381	$42,799	$40,393

Deferred Revenue

Deferred revenue consists of payments received from customers prior to the performance of services. Deferred revenue is recognized over the service period on a straight-line basis or when the contractual performance obligation has been satisfied.

The deferred revenue balance as of September 30, 2024 and December 31, 2023 was $11.9 million and $12.4 million, respectively.

During the nine months ended September 30, 2024, the Company recognized revenue of approximately $11.7 million included in deferred revenue at the beginning of the period. During the nine months ended September 30, 2023, the Company recognized revenue of approximately $6.6 million included in deferred revenue at the beginning of the period.

Unbilled receivables

The Company had $1.2 million of unbilled receivables, or amounts recognized as revenue for which invoices have not yet been issued, as of September 30, 2024, and $1.5 million as of December 31, 2023. Unbilled receivables are reported in Accounts receivable, net on the unaudited Consolidated Balance Sheets.
NOTE 10 — LOSS PER COMMON SHARE
The following are the components and results of operations and loss per common share calculations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands, except per common share data)	2024	2023	2024	2023
Net loss available to common shareholders	$(4,995)	$(3,952)	$(9,078)	$(13,368)
Net loss used for EPS	$(4,995)	$(3,952)	$(9,078)	$(13,368)
Weighted-average number of common shares outstanding – basic	11,799	11,570	11,768	11,567
Weighted-average number of common shares outstanding – diluted	11,799	11,570	11,768	11,567
Basic loss per common share	$(0.42)	$(0.34)	$(0.77)	$(1.16)
Diluted loss per common share	$(0.42)	$(0.34)	$(0.77)	$(1.16)

The following table presents the reconciliation from basic to diluted weighted average shares outstanding used in the calculation of basic and diluted loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2024	2023	2024	2023
Weighted-average number of common shares outstanding – basic	11,799	11,570	11,768	11,567
Add:
Service-based RSUs	—	—	—	—
Weighted-average number of common shares outstanding – diluted	11,799	11,570	11,768	11,567

For basic loss per common share, the performance shares are subject to forfeiture, and they are considered share-indexed instruments and not outstanding shares until they are vested. During the three and nine months ended September 30, 2024 and 2023, the vesting criteria has not been met and they are not included.

For the three and nine months ended September 30, 2024, the Company’s performance shares, public warrants, and private warrants were excluded from the computation of diluted weighted average shares outstanding as the necessary conditions had not been achieved for the performance shares and the average stock price for the period was below the strike price for the warrants. The performance shares are only considered in the calculation for diluted loss per common share if they are dilutive in nature. The performance shares are only dilutive when the average share price is greater than the strike price and when positive net income is reported. During the three and nine months ended September 30, 2024, the average share price was below the strike price and these shares were not included in the diluted loss per common share calculations. For the three and nine months ended September 30, 2024, the Company’s performance-based RSUs were excluded because the vesting is contingent upon the satisfaction of certain conditions which had not been achieved as of September 30, 2024.

For the three and nine months ended September 30, 2023, the Company’s performance shares, public warrants, and private warrants were excluded from the computation of diluted weighted average shares outstanding as the necessary conditions had not been achieved for the performance shares and the average stock price for the period was below the strike price for the warrants. The performance shares are only considered in the calculation for diluted loss earnings per common share if they are dilutive in nature. The performance shares are only dilutive when the average share price is greater than the strike price and when positive net income is reported. During the three and nine months ended September 30, 2023, the average share price was below the strike price and these shares were not included in the diluted loss per common share calculations. For the three and nine months ended September 30, 2023, the Company’s performance-based RSUs were excluded because the vesting is contingent upon the satisfaction of certain conditions which had not been achieved as of September 30, 2023.

The following table presents the potentially dilutive shares that were excluded from the computation of diluted loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2024	2023	2024	2023
Performance shares	300	300	300	300
Public warrants	17,294	17,294	17,294	17,294
Private warrants	5,409	5,409	5,409	5,409
Performance-based RSUs	790	495	790	495
Service-based RSUs	559	480	559	480
Total	24,352	23,978	24,352	23,978
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
The following methods and assumptions were used to estimate the fair value of BMTX’s financial instruments as of September 30, 2024 and December 31, 2023:

Cash and cash equivalents
Cash and cash equivalents reported on the unaudited Consolidated Balance Sheets consists of non-interest bearing demand deposits, for which carrying value approximates fair value.
Accounts receivable, net
The carrying amount of accounts receivable approximates fair value because of the short-term nature of these items.

Liability for Private Warrants

The fair value of the private warrants was estimated using a modified version of the binomial lattice model incorporating the Cox-Ross-Rubenstein methodology at September 30, 2024 and at December 31, 2023. The Company assumed a term for the private warrants equal to the contractual term from the date of the merger with Megalith and then discounted the resulting value to the valuation date.

Among the key inputs and assumptions used in the pricing formula at September 30, 2024 were the following: a term of 1.27 years; volatility of 52%; a dividend yield of zero; an underlying stock price of $3.40; a risk free interest rate of 3.86%; and a closing price of the public warrants of $0.03 per share.

Among the key inputs and assumptions used in the pricing formula at December 31, 2023 were the following: a term of 2.02 years; volatility of 58%; a dividend yield of zero; an underlying stock price of $2.05; a risk free interest rate of 4.18%; and a closing price of the public warrants of $0.03 per share.

At September 30, 2024 and December 31, 2023, the warrant liability is classified as a Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement.

The estimated fair value of BMTX’s financial instruments at September 30, 2024 and December 31, 2023 were as follows:

			Fair Value Measurements at September 30, 2024
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$11,224	$11,224	$11,224	$—	$—
Accounts receivable, net	4,891	4,891	4,891	—	—
Liabilities:
Liability for private warrants	$162	$162	$—	$—	$162

			Fair Value Measurements at December 31, 2023
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$14,288	$14,288	$14,288	$—	$—
Accounts receivable, net	9,128	9,128	9,128	—	—
Liabilities:
Liability for private warrants	$162	$162	$—	$—	$162
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

Both the President and Executive Chairman of the Board of Customers Bank are immediate family members of the Company’s CEO, and together with their spouses, own less than 5.0% of the Company’s outstanding common stock at September 30, 2024.

On April 20, 2022, the Company entered into a Special Limited Agency Agreement (“SLA”) with Customers Bank that provides for marketing assistance from the Company for the referral of consumer installment loans funded by Customers Bank. In consideration for this marketing assistance, the Company receives certain fees specified within the SLA which are recorded as a component of Other revenue on the unaudited Consolidated Statements of Loss. No revenue was realized under the SLA. The SLA was terminated on May 16, 2023.

Positions with Customers Bank are presented on the unaudited Consolidated Balance Sheets in Accounts receivable, net, Deferred revenue, and Accounts payable and accrued liabilities. The Accounts receivable balances related to Customers Bank as of September 30, 2024 and December 31, 2023 were zero and $1.4 million, respectively. The Deferred revenue balances related to Customers Bank as of September 30, 2024 and December 31, 2023 were zero and $1.3 million, respectively. The Accounts payable and accrued liabilities balances related to Customers Bank as of September 30, 2024 and December 31, 2023 were $0.8 million and zero, respectively.

The Company recognized $1.9 million and $6.4 million in revenues from Customers Bank for the three and nine months ended September 30, 2024, respectively. Of these amounts, $0.4 million and $1.2 million are paid directly by MasterCard or individual account holders to the Company for the three and nine months ended September 30, 2024, respectively. These amounts are presented on the unaudited Consolidated Statements of Loss in Total operating revenue.

The Company recognized $13.6 million and $37.8 million in revenues from Customers Bank for the three and nine months ended September 30, 2023, respectively. Of these amounts, $5.3 million and $15.2 million are paid directly by MasterCard or individual account holders to the Company for the three and nine months ended September 30, 2023, respectively. These amounts are presented on the unaudited Consolidated Statements of Loss in Total operating revenue.

The Company incurred zero expenses from Customers Bank for the three and nine months ended September 30, 2024 and 2023, respectively.

First Carolina Bank

Deposit Servicing Agreement for Higher Education

On March 16, 2023, the Company entered into a Deposit Servicing Agreement (the “FCB Deposit Servicing Agreement”) with a new partner bank, First Carolina Bank, a North Carolina chartered, non-member community bank (“FCB” or “Parent”), which provides that FCB will establish and maintain deposit accounts and other banking services in connection with customized products and services offered by the Company to its Higher Education institution clients, and the Company will provide certain other related services in connection with the accounts. FCB retains any and all revenue generated from the funds held in the deposit accounts, and in exchange, pays the Company a deposit servicing fee that is based on a calculation provided by the terms in the FCB Deposit Servicing Agreement, based on average monthly deposit balances and subject to certain contractual adjustments, and a monthly interchange fee equal to all debit card interchange revenues on the demand deposit accounts, minus an interchange share percentage.

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

Positions with FCB are presented on our unaudited Consolidated Balance Sheets in Accounts receivable, net, Deferred revenue, current, and Accounts payable and accrued liabilities. The Accounts receivable balance related to FCB as of September 30, 2024 and December 31, 2023 was $1.3 million and $0.2 million, respectively. The Deferred revenue balance related to FCB as of September 30, 2024 and December 31, 2023 was $7.9 million and $7.4 million, respectively. The Accounts payable and accrued liabilities balance related to FCB as of September 30, 2024 and December 31, 2023 was zero, respectively.

The Company recognized $11.0 million and $33.2 million in net revenues from FCB for the three and nine months ended September 30, 2024, respectively. Of these amounts, $4.3 million and $9.9 million are paid directly by MasterCard or individual account holders to the Company for the three and nine months ended September 30, 2024, respectively. These amounts are presented on the unaudited Consolidated Statements of Loss in Total operating revenue.

During the three months ended September 30, 2024, the Company recorded a one-time loss consistent with the terms of the Deposit Servicing Agreements associated with the misapplication of funds between Partner Banks. During the three and nine month ended September 30, 2024, the Company credited a Partner Bank $1.0 million for interest lost on cash deposits that is considered infrequent and unusual and is included in the unaudited Consolidated Statements of Loss in Other loss.

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

The Company completed a workforce reduction of approximately 9 and 60 employees during the nine months ended September 30, 2024 and 2023, respectively. The Company’s workforce reduction expenses, consisting of severance and other termination benefits for the three and nine months ended September 30, 2024 and 2023, totaled less than $0.1 million and $0.2 million, respectively, and totaled zero and $1.1 million for the three and nine months ended September 30, 2023, and are recorded in Restructuring, merger, and acquisition related expenses on the unaudited Consolidated Statements of Income Loss. $0.2 million of these expenses were incurred but not paid at September 30, 2024 and are included in Accounts payable and accrued liabilities on the unaudited Consolidated Balance Sheets.
NOTE 14 — SUBSEQUENT EVENTS

On October 24, 2024, the Company entered into an Agreement and Plan of Merger (“the Merger Agreement”) with Parent, and Double Eagle Acquisition Corp, Inc. (Merger Sub”), a Delaware corporation and a wholly owned subsidiary of Parent (Merger Sub”). The Merger Agreement has been unanimously approved by the Board. Subject to the terms and conditions set forth in the Merger Agreement, at the Effective Time (as defined in the Merger Agreement), each share of common stock, par value $0.0001 per share, of the Company (collectively, “Shares”) issued and outstanding immediately prior to the Effective Time (other than Shares (i) held by the Company as treasury shares or (ii) held by any person who properly exercises appraisal rights under Delaware law) will be converted into the right to receive an amount in cash equal to $5.00 per share, without interest and subject to applicable withholding taxes.

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

Factors that could cause actual results to differ from those discussed in such forward-looking statements include, but are not limited to (1) difficulty attracting and retaining highly-effective employees; (2) our ability to successfully execute our business plan; (3) changes in consumer preferences, spending, and borrowing habits, and demand for our products and services; (4) general economic conditions, especially in the communities and markets in which we conduct our business; (5) market risk, including interest rate and liquidity risk; (6) operational risk, including cybersecurity risk and risk of fraud, data processing system failures, network breaches, and maintenance of internal controls, including remediating any material weaknesses in our internal control over financial reporting; (7) increased competition, including competition from other bank and non-bank financial institutions; (8) changes in regulations, laws, taxes, government policies, monetary policies, and accounting policies; (9) regulatory enforcement actions and adverse legal actions; ; (10) the risk that the proposed merger transaction may not be completed in a timely manner or at all; (11) the failure to receive, on a timely basis or otherwise, the required approvals of the proposed merger transaction by the Company’s stockholders; (12) the possibility that any or all of the various conditions to the consummation of the proposed merger transaction may not be satisfied or waived, including the failure to receive any required regulatory approvals from any applicable governmental entities (or any conditions, limitations or restrictions placed on such approvals); (13) the possibility that competing offers or acquisition proposals for the Company may be made; (14) the occurrence of any event, change or other circumstance that could give rise to the termination of the definitive transaction agreement relating to the proposed merger transaction, including in circumstances which would require the Company to pay a termination fee; (15) the effect of the announcement or pendency of the proposed merger transaction on the Company’s ability to attract, motivate or retain key executives and employees, its ability to maintain relationships with its customers, suppliers and other business counterparties, or its operating results and business generally; (16) risks related to the proposed merger transaction diverting management’s attention from the Company’s ongoing business operations; (17) the amount of costs, fees and expenses related to the proposed merger transaction; (18) the risk that the Company’s stock price may decline significantly if the merger is not consummated; (19) the risk of shareholder litigation in connection with the proposed merger transaction, including resulting expense or delay; and (20) other economic, competitive, technological, operational, governmental, regulatory, and market factors affecting our operations, including, those factors summarized in the section titled “Summary of Principal Risk Factors”, which we encourage you to read. These risks and others described under “Risk Factors” may not be exhaustive. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

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

MERGER AGREEMENT

On October 24, 2024, the Company entered into the Merger Agreement with Parent and Merger Sub, pursuant to which, subject to the terms and conditions thereof, Merger Sub will merge with and into the Company (the “Merger”) with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent. The Merger Agreement has been unanimously approved by the Board.

Subject to the terms and conditions set forth in the Merger Agreement, at the Effective Time (as defined in the Merger Agreement), each Share issued and outstanding immediately prior to the Effective Time (other than Shares (i) held by the Company as treasury shares or (ii) held by any person who properly exercises appraisal rights under Delaware law) will be converted into the right to receive an amount in cash equal to $5.00 per share, without interest (the “Merger Consideration”), subject to any withholding of taxes required by applicable law.

Each warrant of the Company to purchase Shares that is outstanding as of the Effective Time will be treated in accordance with the applicable terms of the Merger Agreement and the Warrant Agreement.

In addition, pursuant to the Merger Agreement, at the Effective Time (except for certain excluded Company restricted stock units held by certain members of the Company’s management, which, subject to certain terms and conditions, will be cancelled for no consideration), each Company restricted stock unit that is outstanding immediately prior to the Effective Time, whether or not vested, will be automatically canceled and converted into the right to receive an amount in cash equal to the product of (i) the Merger Consideration multiplied by (ii) the total number of Shares subject to such Company restricted stock unit.

The obligation of the Company, Parent and Merger Sub to consummate the Merger is subject to the satisfaction or waiver of certain closing conditions, including, among others, (i) the adoption of the Merger Agreement by the affirmative vote of the holders of not less than a majority of the outstanding Shares, (ii) the absence of any injunction, order, or decree that enjoins, makes illegal or otherwise prohibits the consummation of the Merger and (iii) the receipt of the Requisite Regulatory Approvals (as defined in the Merger Agreement).

Additional conditions to the obligations of Parent and Merger Sub to consummate the Merger include, among others, (i) the accuracy of the Company’s representations and warranties contained in the Merger Agreement (subject, in certain cases, to Company Material Adverse Effect (as defined in the Merger Agreement) and materiality qualifiers), (ii) the Company’s performance of its obligations under the Merger Agreement in all material respects, (iii) the absence, since the date of the Merger Agreement, of any effect, change, event or occurrence that, individually or in the aggregate, has had or would reasonably be expected to have a Company Material Adverse Effect, (iv) no Requisite Regulatory Approval contains, have resulted in or would reasonably be expected to result in, the imposition of a Burdensome Condition (as defined in the Merger Agreement) and (v) holders of not more than 10% of the outstanding Shares have demanded appraisal for such Shares.

The Merger Agreement contains certain termination rights for the Company and Parent, including, among others, the right of (1) the Company or Parent (on behalf of itself and Merger Sub) to terminate the Merger Agreement if, subject to certain terms and conditions set forth in the Merger Agreement, (i) the Merger is not consummated by January 31, 2025, which date will be automatically extended for three months for purposes of obtaining the Requisite Regulatory Approvals, (ii) a Legal Restraint (as defined in the Merger Agreement) permanently restraining, enjoining, making illegal or otherwise prohibiting consummation of the transactions contemplated by the Merger Agreement shall become final and non-appealable, (iii) the stockholders meeting of the Company was concluded but the Required Stockholder Approval has not been obtained, or (iv) any governmental authority has denied a Requisite Regulatory Approval and such denial has become final or has advised either party that it will not grant a Requisite Regulatory Approval, or any governmental authority has requested that either party withdraw and not be permitted to resubmit within 60 days following such withdrawal; (2) subject to certain conditions set forth in the Merger Agreement, the Company to terminate the Merger Agreement in order to enter into a definitive acquisition agreement providing for a Superior Proposal (as defined in the Merger Agreement) and (3) Parent to terminate the Merger Agreement if the Board changes its recommendation with respect to the Merger Agreement or if the Company has breached the covenants to hold the stockholders meeting to obtain the Required Stockholder Approval in any material respects or the “no-shop” covenants.

Upon termination of the Merger Agreement under specified circumstances, including, among others, by the Company in order to accept a Superior Proposal and enter into a definitive acquisition agreement providing for the consummation of such proposal or by Parent as a result of the Board changing its recommendation with respect to the Merger, the Company would be required to pay Parent a termination fee of $2,750,000. Additionally, upon termination of the Merger Agreement under specified circumstances relating to the failure to obtain the Requisite Regulatory Approval, Parent will be required to reimburse the Company for certain transaction expenses up to $2,750,000.

Following the effective time of the Merger, the Company’s common stock and public warrants to purchase common stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934.

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

Recently Issued Accounting Pronouncements Not Yet Adopted as September 30, 2024

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

The following summarized tables set forth our operating results for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Change	% Change
(dollars in thousands, except per common share data)	2024	2023
Operating revenues	$14,077	$14,381	$(304)	(2)%
Operating expenses	18,166	18,766	(600)	(3)%
Loss from operations	(4,089)	(4,385)	296	(7)%
Gain on fair value of private warrant liability	54	433	(379)	(88)%
Other loss	951	—	951	100%
Loss before income tax expense	(4,986)	(3,952)	(1,034)	26%
Income tax expense	9	—	9	NM
Net loss	$(4,995)	$(3,952)	$(1,043)	26%

Basic loss per common share	$(0.42)	$(0.34)	$(0.08)	24%
Diluted loss per common share	$(0.42)	$(0.34)	$(0.08)	24%
NM - not meaningful
For the three months ended September 30, 2024, Net loss increased $1.0 million as compared to the three months ended September 30, 2023, resulting in a Net loss of $5.0 million, which included a $0.4 million increased loss from the change in the fair value of the private warrants. Loss from operations for the three months ended September 30, 2024 decreased by $0.3 million as compared to the three months ended September 30, 2023. Operating revenues decreased by $0.3 million, or 2%, and Operating expenses decreased by $0.6 million, or 3%. For the three months ended September 30, 2024, the Company credited a Partner Bank $1.0 million for interest lost on cash deposits that is considered infrequent and unusual and is included in the unaudited Consolidated Statements of Loss in Other Loss. Changes in operating revenues and expenses are discussed in greater detail below. Basic and diluted loss per common share, which decreased to $(0.42), are both driven by the impact of total Net loss in the current year.

	Nine Months Ended September 30,		Change	% Change
(dollars in thousands, except per common share data)	2024	2023
Operating revenues	$42,799	$40,393	$2,406	6%
Operating expenses	50,902	56,194	(5,292)	(9)%
Loss from operations	(8,103)	(15,801)	7,698	(49)%
Gain on fair value of private warrant liability	—	2,449	(2,449)	(100)%
Other loss	951	—	951	100%
Loss before income tax expense	(9,054)	(13,352)	4,298	(32)%
Income tax expense	24	16	8	50%
Net loss	$(9,078)	$(13,368)	$4,290	(32)%

Basic loss per common share	$(0.77)	$(1.16)	$0.39	(34)%
Diluted loss per common share	$(0.77)	$(1.16)	$0.39	(34)%
NM - not meaningful

For the nine months ended September 30, 2024, Net loss decreased $4.3 million as compared to the nine months ended September 30, 2023, resulting in a Net loss of $9.1 million, which included a $2.4 million decrease in the Gain on fair value of private warrant liability as compared to the nine months ended September 30, 2023. Loss from operations for the nine months ended September 30, 2024 decreased $7.7 million, as compared to the nine months ended September 30, 2023, resulting in a Loss from operations of $8.1 million. Operating revenues increased by $2.4 million, or 6%, and Operating expenses, which include one-time costs of $1.6 million related to the implementation of NextGen, decreased by $5.3 million, or 9%. For the nine months ended September 30, 2024, the Company credited a Partner Bank $1.0 million for interest lost on cash deposits that is considered infrequent and unusual and is included in the unaudited Consolidated Statements of Loss in Other loss. Changes in operating revenues and expenses are discussed in greater detail below. Basic and diluted earnings (loss) per common share, which increased to $(0.77), are both driven by the impact of the total net income in the current year.
Operating Revenues

	Three Months Ended September 30,			% Change
(dollars in thousands)	2024	2023	Change
Interchange and card revenue	$2,990	$2,292	$698	30%
Servicing fees	7,557	8,658	(1,101)	(13)%
Account fees	1,680	1,931	(251)	(13)%
University fees	1,712	1,412	300	21%
Other revenue	138	88	50	57%
Total operating revenues	$14,077	$14,381	$(304)	(2)%
Total Operating revenues decreased $0.3 million, or 2%, in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. This decrease is primarily attributable to a $1.1 million, or 13%, decrease in Servicing fees, driven almost exclusively by lower average deposit balances in the BaaS business, offset by a $0.7 million, or 30%, increase in Interchange and card revenue driven primarily by the change to a partner bank with higher Durbin exempt interchange rates for the Higher Education business and higher average deposits.

	Nine Months Ended September 30,			% Change
(dollars in thousands)	2024	2023	Change
Interchange and card revenue	$8,689	$6,716	$1,973	29%
Servicing fees	23,397	22,990	407	2%
Account fees	5,580	5,981	(401)	(7)%
University fees	4,793	4,291	502	12%
Other revenue	340	415	(75)	(18)%
Total operating revenues	$42,799	$40,393	$2,406	6%

Total Operating revenues increased $2.4 million, or 6%, in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. This increase is primarily attributable to a a $2.0 million, or 29%, increase in Interchange and card revenue driven primarily by the change to a partner bank with higher Durbin exempt interchange rates for the Higher Education business. Additionally there was a $0.4 million, or 2%, increase in Servicing fees, driven by a higher Fed Funds rate and higher deposit yields beginning in the second quarter of 2023 under the new deposit processing services agreement, offset by lower average deposit balances in the BaaS business.

Operating Expenses

	Three Months Ended September 30,			% Change
(dollars in thousands)	2024	2023	Change
Technology, communication, and processing	$6,168	$7,826	$(1,658)	(21)%
Salaries and employee benefits	5,590	4,773	817	17%
Professional services	2,840	2,948	(108)	(4)%
Provision for operating losses	2,650	2,138	512	24%
Occupancy	11	9	2	22%
Customer related supplies	242	227	15	7%
Advertising and promotion	117	128	(11)	(9)%
Restructuring, merger, and acquisition related expenses	58	—	58	NM
Other expense	490	717	(227)	(32)%
Total operating expenses	$18,166	$18,766	$(600)	(3)%
NM refers to changes greater than 150%.
Total Operating expenses decreased $0.6 million, or 3%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. This decrease is primarily attributable to a $1.7 million, or 21%, decrease in Technology, communication, and processing due to lower amortization costs as a result of internally developed software that was fully amortized prior to the three months ended September 30, 2024 as well as lower overall technology costs. This decrease was offset by a $0.8 million, or 17%, increase in Salaries and employee benefits driven by an increase in incentive compensation, and a $0.5 million or 24% increase in provision for operating losses due to increase in Reg E fraud losses related to unauthorized card transactions.

	Nine Months Ended September 30,			% Change
(dollars in thousands)	2024	2023	Change
Technology, communication, and processing	$15,176	$20,949	$(5,773)	(28)%
Salaries and employee benefits	15,697	17,337	(1,640)	(9)%
Professional services	8,682	7,926	756	10%
Provision for operating losses	6,827	5,628	1,199	21%
Occupancy	37	33	4	12%
Customer related supplies	714	677	37	5%
Advertising and promotion	292	371	(79)	(21)%
Restructuring, merger, and acquisition related expenses	208	993	(785)	(79)%
NextGen implementation costs	1,560	—	1,560	NM
Other expense	1,709	2,280	(571)	(25)%
Total operating expenses	$50,902	$56,194	$(5,292)	(9)%
NM refers to changes greater than 150%.

Total Operating expenses, including one-time costs of $1.6 million related to the implementation of NextGen, decreased $5.3 million, or 9%, in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. This decrease is primarily attributable to a $5.8 million, or 28%, decrease in Technology, communication, and processing due to lower amortization costs as a result of internally developed software that was fully amortized prior to the nine months ended September 30, 2024 as well as lower overall technology cost, a $1.6 million, or 9%, decrease in Salaries and employee benefits which included a $1.3 million reduction in 2024 attributable to the gain from cancellation of the 2021 PBRSUs to certain executives and subsequent issuance of new PBRSUs, and lower salary and benefit costs from lower headcount and the effect of the PEP initiatives, and a $0.8 million of decreased Restructuring, merger, and acquisition related expenses incurred in order to execute the PEP cost savings initiatives in 2023, partially offset by merger related costs. These decreases were offset in part by the $1.6 million increase in costs associated with the implementation of NextGen that were primarily a result of higher technology and professional services costs required to run two platforms during the implementation phase, a $1.2 million, or 21%, increase in Provision for operating losses due to increase in Reg E fraud related to unauthorized card transactions. and a $0.8 million, or 10%, increase in Professional services which included higher third-party technical and professional contractor charges.

Income Tax Expense

The Company’s effective tax rate was (0.2)% and (0.3)% for the three and nine months ended September 30, 2024, respectively. The Company’s effective tax rate was zero and (0.1)% for the three and nine months ended September 30, 2023, respectively. Rates for the periods are driven by required state minimum tax payments. The Company was in a taxable loss position for the three and nine months ended September 30, 2024 and the three and nine months ended September 30, 2023, respectively. The Company has determined it is more likely than not that the future benefit of deferred tax assets will not be realized and has established a full valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES
Our Cash and cash equivalents consist of non-interest bearing, highly-liquid demand deposits. We had $11.2 million of Cash and cash equivalents at September 30, 2024 as compared to $14.3 million of Cash and cash equivalents at December 31, 2023.
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

Management has performed this required assessment as of November 14, 2024, and believes there are sufficient funds available to support its ongoing business operations and continue as a going concern for at least the next 12 months with projected liquidity of $13.6 million at November 14, 2025.

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

The table below summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023	Change
Net cash provided by (used in) operating activities	$1,844	$(5,530)	$7,374
Net cash used in investing activities	(4,677)	(4,338)	(339)
Net cash used in financing activities	(231)	(2,438)	2,207
Net decrease in cash and cash equivalents	$(3,064)	$(12,306)	$9,242

Cash flows provided by (used in) operating activities

The increase in net cash provided by operating activities is driven primarily by a $4.3 million increase in cash Net income, a $0.2 million increased source of cash from Prepaid and other assets, a $4.4 million increased source of cash from

Accounts receivable, and $2.6 million increased source of cash from Deferred revenue, offset by a $4.9 million decrease in Amortization of developed software and a $1.7 million increased use of cash for Share-based compensation expense.

Cash flows used in investing activities
Cash used in investing activities increased $0.3 million in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to increased development of internal use software offset by a decrease in purchases of premises and equipment.
Cash flows used in financing activities
Cash used in financing activities decreased $2.2 million in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to larger tax payments related to the net settlement of the January 4, 2021 share-based compensation awards in 2023.

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

At September 30, 2024 and December 31, 2023, Customers Bank accounted for 0% and 16% of our total Accounts receivable, net, respectively. At September 30, 2024 and December 31, 2023, FCB accounted for 27% and 2% of our total Accounts receivable, net, respectively. At September 30, 2024 and December 31, 2023, a BaaS partner accounted for 42% and 48% of our total Accounts receivable, net, respectively. At September 30, 2024 and December 31, 2023, MasterCard accounted for 13% and 21% of our total Accounts receivable, net, respectively.

Financial instruments that potentially subject the Company to credit risk consist principally of cash held in the Company's operating account. Cash is maintained in accounts with Customers Bank, which, at times may exceed the FDIC coverage limit of $250,000. At September 30, 2024, the Company has not experienced losses on these cash accounts and Management believes, based upon the quality of Customers Bank, that the credit risk with regard to these deposits is not significant.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of Management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e)) and 15d-15(e), as of September 30, 2024.

We identified a material weakness in our internal control over financial reporting, as described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023, which were not fully remedied as of September 30, 2024. A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

(b) Changes in Internal Control over Financial Reporting

Except as set forth in the following sentences, no change in our internal control over financial reporting (as that term is defined in Exchange Act Rules 13a-15(f)) and 15d-15(f) occurred during the fiscal quarter ended September 30, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As of December 31, 2023, we had concluded that our internal control over financial reporting was not effective. During the first half of 2024, we have been implementing and will continue to implement changes that are both organizational and process-focused to improve the control environment of the Company. We anticipate the actions to be taken and resulting process improvements to generally strengthen our internal control over financial reporting, and over time, will address the material weaknesses noted as of December 31, 2023. These remedial measures were considered changes to our internal control environment which had a material effect on internal control over financial reporting. The Company continues to work on the remediation of these material weaknesses and expects them to be addressed by the end of the first quarter of 2025.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company may be involved from time to time in various legal and administrative proceedings and litigation arising in the ordinary course of business. We are not currently engaged in any legal proceedings that are expected to have a material effect on our financial position, cash flows or results of operations.
ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, except as noted below:

RISKS RELATED TO THE PROPOSED MERGER

The proposed Merger is subject to approval of our stockholders as well as the satisfaction of other closing conditions, including government consents and approvals, some or all of which may not be satisfied or completed within the expected timeframe, if at all.

Completion of the Merger is subject to a number of closing conditions, including the adoption of the Merger Agreement by the holders of a majority of the voting power represented by the outstanding shares of our common stock that are entitled to vote thereon and the receipt of required regulatory approvals, consents or clearances with respect to the Merger. We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if all required consents and approvals can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). Any adverse consequence of the pending Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to customary materiality qualifications) and compliance in all material respects with the covenants and agreements contained in the Merger Agreement as of the closing of the Merger, including, among others, with respect to us, covenants to conduct our business in the ordinary course of business and to refrain from taking certain types of actions without Parent’s consent and to not engage in certain kinds of material transactions prior to closing without Parent’s consent. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, among others, in connection with a change in the recommendation of our Board to enter into an agreement for a Superior Proposal. As a result, we cannot assure you that the Merger will be completed, even if our stockholders approve the Merger, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected timeframe.

We may not complete the proposed Merger within the timeframe we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.

The proposed Merger may not be completed within the expected timeframe, or at all, as a result of various factors and conditions, some of which may be beyond our control. If the Merger is not completed for any reason, including as a result of our stockholders failing to adopt the Merger Agreement, our stockholders will not receive any payment for their shares of our common stock in connection with the Merger. Instead, we will remain a public company, our common stock will continue to be listed and traded on NYSE American and registered under the Exchange Act of 1934, as amended, and we will be required to continue to file periodic reports with the SEC. Moreover, our ongoing business may be materially adversely affected, and we would be subject to a number of risks, including the following:

•we may experience negative reactions from the financial markets, including negative impacts on our stock price, and it is uncertain when, if ever, the price of the shares would return to the prices at which the shares currently trade;
•we may experience negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting employees, customers, partners, suppliers and others with whom we do business;
•we will still be required to pay certain significant costs relating to the Merger, such as legal, accounting, financial advisory, printing and other professional services fees, which may relate to activities that we would not have undertaken other than in connection with the Merger;

•we may be required to pay a cash termination fee to Parent, as required under the Merger Agreement under certain circumstances;
•while the Merger Agreement is in effect, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to engage in certain kinds of material transactions, which could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially adversely affect our business, results of operations and financial condition;
•matters relating to the Merger require substantial commitments of time and resources by our management, which could result in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to us; and
•we may commit significant time and resources to defending against litigation related to the Merger.

If the Merger is not consummated, the risks described above may materialize, and they may have a material adverse effect on our business operations, financial results and stock price, particularly to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed.

We will be subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships with customers and other third-party business partners.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Merger is pending because employees may experience uncertainty about their roles following the Merger. As mentioned above, a substantial amount of our management’s and employees’ attention is being directed toward the completion of the Merger and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with customers and potential customers. For example, customers, suppliers and other third parties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our revenue, earnings and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company or could result in a competing acquisition proposal being at a lower price than it might otherwise be.

The Merger Agreement contains provisions that, subject to limited exceptions, restrict the Company’s ability to solicit or negotiate any alternative acquisition proposal. With respect to any written, bona fide acquisition proposal that the Company receives, Parent generally has an opportunity to offer to modify the terms of the Merger Agreement in response to such proposal before the Board may withdraw or modify its recommendation to stockholders in response to such acquisition proposal or terminate the Merger Agreement to enter into a definitive agreement with respect to such acquisition proposal. Under the terms of the Merger Agreement, we may be required to pay a termination fee of $2.75 million to Parent under specified terms and conditions, including, among others, (i) in the event Parent terminates the Merger Agreement before receipt of our stockholders’ approval due to a change in recommendation by our Board, (ii) in the event we terminate the Merger Agreement to enter into a definitive agreement with respect to a Superior Proposal, or (iii) under certain circumstances, in the event either we or Parent terminates the Merger Agreement because the Merger has not been consummated by January 31, 2025 (as such date may be extended in accordance with the Merger Agreement) and we subsequently enter into a definitive agreement with respect to, or consummate, an alternative acquisition.

These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company’s business from considering or making a competing acquisition proposal, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than the per share value proposed to be received or realized in the Merger, or might cause a potential competing acquirer to propose to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances under the Merger Agreement.

If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Parent. This could require us to use available cash that would have otherwise been available for other uses.

If the Merger is not completed, in certain circumstances, we could be required to pay a termination fee of $2.75 million to Parent. If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes or other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations or financial condition, which in turn would materially and adversely affect the price of our common stock.

We have incurred, and will continue to incur, direct and indirect costs as a result of the Merger.

We have incurred, and will continue to incur, costs and expenses, including fees for professional services and other transaction costs in connection with the Merger, for which we will have received little or no benefit if the Merger is not completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger.

Our directors and executive officers have interests in the Merger that may be different from, or in addition to, the interests of our other stockholders.

Our directors and executive officers have financial interests in the Merger that may be different from, or in addition to, the interests of our other stockholders. These interests may include:

•the treatment of Company long-term incentive awards;
•severance entitlements and other benefits in the case of certain qualifying terminations under the terms of an individual employment agreement;
•annual bonuses for 2024 for the benefit of certain Company employees;
•continued indemnification and insurance coverage under the Merger Agreement, the Company’s organizational documents and indemnification agreements the Company has entered into with its directors and executive officers.

Litigation challenging the Merger Agreement may prevent the Merger from being consummated within the expected timeframe or at all.

Lawsuits may be filed against us, our Board or other parties to the Merger Agreement, challenging our acquisition by Parent or making other claims in connection therewith. Such lawsuits may be brought by our purported stockholders and may seek, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is that the consummation of the Merger is not restrained, made illegal, enjoined or prohibited by any order or legal or regulatory restraint or prohibition of a court of competent jurisdiction or any governmental entity. As such, if the plaintiffs in such potential lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective, or from becoming effective within the expected timeframe.

If the Merger is completed, our stockholders will forgo the opportunity to benefit from potential future appreciation in the value of the Company.

The Merger Agreement provides for the stockholders of record of the Company’s common stock to receive cash consideration of $5.00 per share of Company common stock, without interest and subject to applicable withholding taxes, upon the closing of the transactions contemplated by the Merger Agreement. If the transaction is consummated, our stockholders will no longer hold interests in the Company and, therefore, will not be entitled to benefit from any potential future appreciation in the value of the Company. In the absence of the transactions contemplated by the Merger Agreement, we could have various opportunities to enhance the Company’s value, including, but not limited to, entering into a transaction that values the shares of our common stock higher than the value provided for in the Merger Agreement. Therefore, if the Merger is completed, our stockholders will forgo potential future appreciation, if any, in the value of the Company and the opportunity to participate in any other potential transactions that may have resulted in a higher price per share than the price to be paid in the transaction contemplated by the Merger Agreement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)     Share repurchases: None

(b)     Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements: During the three months ended September 30, 2024, none of our officers or directors (as defined in Rule 16a-1(f) of the Securities and Exchange act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule10b5-1 trading arrangement (as such terms are defined in Item 408 or Regulation S-K of the Securities Act of 1933).

ITEM 6. EXHIBITS
See exhibit index below for a list of the documents filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated October 24, 2024, by and among First Carolina Bank, Double Eagle Acquisition Corp, Inc and the Company (incorporated by reference to the Company’s Form 8-K, filed with the SEC on October 25, 2024).

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
101
Interactive data files for BM Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Income (Loss) (unaudited); (iii) the Consolidated Statements of Changes in Shareholders’ Equity (unaudited); (iv) the Consolidated Statements of Cash Flows (unaudited); and (v) the Notes to Unaudited Consolidated Financial Statements.*

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

November 14, 2024	BM Technologies, Inc.
(Registrant)

	By:	/s/ Luvleen Sidhu
	Name:	Luvleen Sidhu
	Title:	Chief Executive Officer
(Principal Executive Officer)

November 14, 2024	BM Technologies, Inc.
(Registrant)

	By:	/s/ Ajay Asija
	Name:	Ajay Asija
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)